Form 10-Q
period 2023-09-30
Northann Corp.
filed 2023-11-20
CIK 1923780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2023

☐
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from to

Commission File No. 001-41816

NORTHANN CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-1513509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Northann Distribution Center Inc. 9820 Dino Drive, Suite 110 Elk Grove, CA 95624	95624
(Address of Principal Executive Offices)	(Zip Code)

(916) 573 3803
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	NCL	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☐
 No
☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☒
No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☒
 No
☐

As of November
1
7
, 2023, there were 21,380,000 shares of common stock of the Registrant, par value $0.001 per share, issued and outstanding.

Northann Corp.
Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHANN CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	As of September 30,	As of December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$90,527	$251,100
Restricted cash	3,720	3,835
Accounts receivable, net	1,453,178	1,428,738
Inventory, net	5,771,886	4,562,366
Prepayments	655,418	236,567
Other receivables and other current assets	105,996	111,294
Total current assets	8,080,725	6,593,900

NON-CURRENT ASSETS
Property, plant and equipment, net	4,856,005	5,525,639
Construction in progress	942,754	971,884
Land use rights, net	1,023,436	1,072,415
Operating lease right-of-use assets, net	94,992	18,240
Security deposits	9,030	9,030
Deferred financing costs	218,354	218,354
Total non-current assets	7,144,571	7,815,562

TOTAL ASSETS	$15,225,296	$14,409,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank borrowings - current	6,683,989	6,988,757
Operating lease liabilities, current	31,024	18,240
Accounts and other payables and accruals	6,913,750	4,726,727
Taxes payable	25,929	70,276
Unearned revenue	1,178,805	287
Amounts due to related parties	1,161,842	184,060
Obligation under secured borrowing arrangement	830,508	-
Total current liabilities	16,825,847	11,988,347

Bank borrowings – non-current	127,829	133,677
Operating lease liabilities, – non-current	63,968	-
Convertible notes, net, non-current	-	313,699
Total non-current liabilities	191,797	447,376

TOTAL LIABILITIES	$17,017,644	$12,435,723

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022*	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022*	20,000	20,000
Subscription receivable	(25,000)	(25,000)
Additional paid-in capital	925,000	925,000
Retained earnings	(1,614,604)	1,818,630
Accumulated other comprehensive loss	(1,102,744)	(769,891)
Total stockholders’ equity	(1,792,348)	1,973,739

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,225,296	$14,409,462

*
Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 17)

The accompanying notes
are
an integral part of these unaudited consolidated financial statements.

NORTHANN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In U.S. dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$2,160,258	$5,480,966	$9,436,881	$19,807,551

COST OF REVENUES	3,423,295	2,615,972	8,547,213	14,851,873

GROSS PROFIT	(1,263,037)	2,864,994	889,668	4,955,678

OPERATING EXPENSES
Selling expenses	193,236	253,484	538,672	822,082
General and administrative expenses	354,902	1,510,515	1,094,228	2,061,898
Research and development expenses	99,161	383,289	609,476	1,299,301

Total operating expenses	647,299	2,147,288	2,242,376	4,183,281

INCOME FROM OPERATIONS	(1,910,336)	717,706	(1,352,708)	772,397

OTHER INCOME (EXPENSE)
Interest expense	(20,685)	(125,057)	(439,142)	(264,217)
Amortization of debt discounts	-	(223,566)	(645,576)	(285,210)
Other income	134	4,056	681	12,840
Other expenses	(990,725)	60,293	(990,725)	60,200
Total other income (expenses), net	(1,011,276)	(284,274)	(2,074,763)	(476,387)

INCOME BEFORE TAXES	(2,921,613)	433,433	(3,427,470)	296,010

Income tax expense	-	65,867	(5,764)	(61,932)

NET (LOSS) INCOME	(2,921,613)	499,300	(3,433,234)	234,077

Other comprehensive income:
Foreign currency translation adjustment	(717,044)	(2,422,834)	(332,853)	(436,812)

Total comprehensive (loss) income	(3,638,657)	(1,923,534)	(3,766,087)	(202,735)

Basic and diluted earnings per share*	$(0.15)	$0.02	$(0.17)	$0.01

Weighted average number of shares of common stock outstanding – basic*	20,000,000	20,000,000	20,000,000	20,000,000
Weighted average number of shares of common stock outstanding – diluted*	20,000,000	20,000,000	20,000,000	20,000,000

 *
Retrospectively restated for the effect of 2-for-1 reverse stock split . (Note 17)

The accompanying notes are an integral part
of
these unaudited consolidated financial statements.

NORTHANN CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In U.S. dollars)

	Preferred Stock – Series A		Common Stock					Accumulated
	Number of shares*	Amount	Number of shares*	Amount	Subscription receivable	Additional paid in capital	Accumulated deficit s	other comprehensive loss	Total
Balance, December 31, 2022	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$1,818,630	$(769,891)	$1,973,739

Net loss	-	-	-	-	-	-	(3,433,234)		(3,433,234)

Foreign currency translation adjustment								(332,853)	$(332,853)

Balance, September 30, 2023	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$(1,614,604)	$(1,102,744)	$(1,792,348)

	Preferred Stock – Series A		Common Stock					Accumulated
	Number of shares*	Amount	Number of shares*	Amount	Subscription receivable	Additional paid in capital	Accumulated deficit s	other comprehensive loss	Total
Balance, June 30, 2023	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$1,307,009	$(385,700)	$1,846,309

Net loss	-	-	-	-	-	-	(2,921,613)		(2,921,613)

Foreign currency translation adjustment								(717,044)	$(717,044)

Balance, September 30, 2023	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$(1,614,604)	$(1,102,744)	$(1,792,348)

	Preferred Stock – Series A		Common Stock
	Number of shares*	Amount	Number of shares*	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2021	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$-	$889,571	$(1,292,568)	$(402,997)

Net income	-	-	-	-	-	-	234,077	-	$234,077

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,366,900	$1,366,900

Warrants						347,171			$347,171

Beneficial conversion feature						577,829			577,829

Balance, September 30, 2022	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$1,123,648	$74,332	$2,122,980

	Preferred Stock – Series A		Common Stock
	Number of shares*	Amount	Number of shares*	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total

Balance, June 30, 2022	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$624,348	$693,453	$2,242,801

Net income	-	-	-	-	-	-	499,300	-	$499,300

Foreign currency translation adjustment	-	-	-	-	-	-	-	(619,122)	$(619,122)

Warrants									-

Beneficial conversion feature									-

Balance, September 30, 2022	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$1,123,648	$74,332	$2,122,980

*
Retrospectively restated for the effect of 2-for-1 reverse stock split . (Note 17)

The accompanying notes are
an
integral part of these unaudited consolidated financial statements.

NORTHANN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(3,433,234)	$234,077
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	419,690	116,056
Allowance for doubtful accounts	645,576	1,123,902
Changes in assets and liabilities
Accounts receivable	(24,440)	(1,551,850)
Other receivables	5,219	(26,946)
Prepayments	(418,851)	8,069
Inventory	(1,209,520)	(2,417,941)
Prepaid expenses	77	68,970
Right of use assets	(76,752)	19,036
Accounts payable	(760,119)	(1,642,716)
Accruals and other payables	1,904,642	294,130
Unearned revenue	1,178,518	(1,233,385)
Payroll payable	83,225	(18,018)
Taxes payable	(44,347)	86,923
Accrued interest	205,886	26,274
Operating leases	76,752	(19,036)
Other assets	115	(288,162)
Net cash used in operating activities	(1,447,563)	(5,220,616)

Cash flows from investing activities
(Payments for) proceeds from disposal equipment	(7,642)	729,906
Payments for or transfer from construction	-	(447,273)
Net cash used in investing activities	(7,642)	282,633

Cash flows from financing activities
(Repayment of) proceeds from bank borrowings	(310,616)	713,816
Amount received from secured borrowing arrangement	624,622	-
Amounts received from or (paid to) related party	977,782	1,130,097
Net proceeds from issuance of convertible notes	-	925,000
Net cash provided by financing activities	1,291,788	1,843,913

Effect of exchange rates on cash	2,844	1,455,979

Net change in cash and cash equivalents	(160,573)	(713,091)

Cash at beginning of year	251,100	748,814

Cash at end of year	$90,527	$35,723

Supplemental of cash flow information
Cash paid for interest	$233,265	$264,217
Cash paid for income taxes	$5,764	$61,932

The accompanying notes are
an
integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE
NINE
MONTHS ENDED
SEPTEMBER
30, 2023 AND 2022 (UNAUDITED) AND
FOR THE YEAR ENDED DECEMBER 31, 2022
(In U.S. dollars, except for share and per share data, unless otherwise noted)

1.	ORGANIZATION AND BUSINESS

The Company commenced operations in August 2013 with the establishment of Northann Building Solutions LLC. (“NBS”) in Delaware. In December 2013, Northann (Changzhou) Construction Products Ltd (“NCP”) was established in China. All of its products were manufactured through NCP.

In March 2014, Benchwick Construction Products Ltd (“Benchwick”) was established in Hong Kong. All wholesales to distributors are conducted through Benchwick.

In April 2014, Changzhou Macro Merit International Trading Co., Ltd. (“MARCO”) was established in China. All the import/export of our products are conducted through MARCO.

In February 2016, Northann Distribution Center Inc. (“NDC”) was established in California. NDC is a distribution center in the United States and maintains a small inventory for retail sales.

In September 2017, Changzhou Ringold International Trading Co., Ltd. (“Ringold”) was established in China. All of the raw material are procured from third parties through Ringold.

In September 2018, Crazy Industry (Changzhou) Industry Technology Co., Ltd. (“Crazy Industry”) was established in China. Crazy Industry is the research and development hub.

In June 2020, Dotfloor Inc. (“Dotfloor”) was established in California. Dotfloor operates dotfloor.com, the online store that offers our vinyl flooring products to retail customers in the United States.

In March 2022, Northann Corp. (“Northann”), the current ultimate holding company, was incorporated in Nevada as part of the restructuring transactions in contemplation of our initial public offering. In connection with its incorporation, in April 2022, we completed a share swap transaction and issued common stock and Series A Preferred Stock of Northann to the then existing shareholders of NBS, based on their then respective equity interests held in NBS. NBS then became our wholly owned subsidiary. In accordance to ASC 805-50-30-5 and ASC 805-50-45-1 through 45-5, the series of restructuring transactions have been accounted for as transactions between entities under common control; accordingly, the Company’s historical capital structure has been retroactively restated to the first period presented.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2023, the Company had a working capital deficit of $5,206,752 and net cash used in operating activities of $1,062,971 for the nine
months ended
S
eptember 30, 2023. The Company may not have adequate liquidity to remain solvent and settle its obligations when payment become due; these factors gave rise to substantial doubt that the Company would continue as a going concern. Management is closely monitoring its financial position, especially its working capital and cash position, as well as its gross profit margins where its positive results of operations will allow the Company to continue as going concern. The company’s foremost plan is to raise additional capital via an initial public offering of its common stock and concurrent listing on national stock exchange. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements as of
September 30, 2023 and the accompanying unaudited interim consolidated financial statements as of September 30, 2023 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the assets, liabilities, revenues, expenses and cash flows of all subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

The unaudited interim consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2023, and results of operations and cash flows for the nine
-month periods ended September 30, 2023. The unaudited interim condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020, and related notes included in the Company’s audited consolidated financial statements.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Use of Estimates

The preparation of these consolidation financial statements requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

Revenue for sales of products which are primarily comprised of hardwood floors and three-dimensional printed flooring are recognized at the time of delivery of the products set forth in contracts with customers. At the time of delivery, physical and legal control of the asset is passed from the Company to its customer, at which time the Company believes it has satisfied the single performance obligation to complete a sales transaction in order to recognize revenue. The Company’s contracts do not allow for returns, refunds, or warranties; however, it is customary in the industry to manufacturers to ship a small portion of extra product to allow for product quality issues. Also, as matter of good business practice, under very specific situations, the Company has historically agreed to provide minor discounts to customers who made complaints on products purchased. The Company has recorded these costs as period expenses when incurred as the Company is not able to reliably estimate such future expenses.

With respect to patent licensing, the Company grants the use of certain intellectual property to its customer for a fixed fee over a specified length of time. The management believes that patent licensing should be interpreted as a single performance obligation and revenues from patent licensing should be recognized over time.

Revenues are recognized when control of the promised goods or services is transferred to our customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Practical expedients and exemption

The Company has not occurred any costs to obtain contracts and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The Company typically enters into agreements with its customers where its set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company expects to be paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $10 and $1,470,441 was recognized as revenue from unearned revenue during the nine months ended
September
30, 2023 and 2022, respectively.

Taxation

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017. Certain activities conducted in foreign jurisdictions may result in the imposition of U.S. corporate income taxes on the Company when its subsidiaries, controlled foreign corporations (“CFCs”), generate income that is subject to Subpart F or GILTI under the U.S. Internal Revenue Code beginning after December 31, 2017.

The Coronavirus Aid, Relief and Economy Security Act (“the CARES Act”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the
80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carry backs for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of September
30, 2023 and as of December 31, 2022 due to the recent enactment.

The Company accounts for an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities. The Company considers and estimates interest and penalties related to the gross unrecognized tax benefits and includes as part of its income tax provision based on the applicable income tax regulations.

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the nine
months ended
September
30, 2023 and for the year ended December 31, 2022. The Company had no uncertain tax position for the nine
months ended
September
30, 2023 and for the years ended December 31, 2022.

Foreign Currency and Foreign Currency Translation

The functional currency of the Company is the Chinese Yuan (“RMB”), as their functional currencies. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the statements of comprehensive loss.

The consolidated financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in
effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is
translated using the historical exchange rates used
to
translate each period’s income statement. Differences resulting from
translating functional currencies to the reporting currency are recorded in accumulated other
comprehensive income
in
the consolidated balance sheets.

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2023	RMB7.1798 to $1	HKD7.8245 to $1
September 30, 2022	RMB7.0998 to $1	HKD7.8499 to $1

Income statement and cash flows items
For the nine months ended September 30, 2023	RMB7.0148 to $1	HKD7.8334 to $1
For the nine months ended September 30, 2022	RMB6.6068 to $1	HKD7.8345 to $1

Cash

Cash consist of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Accounts Receivable, Net

Since January 1, 2023, the Company adopted Financial Instruments — Credit Losses. The estimate for the allowance of credit losses is based on a historical loss ratio, in conjunction with a qualitative assessment of current conditions and reasonable and supportable forecasts to determine if the allowance for credit losses should be further adjusted. The Company contemplates available information such as change in Chinese economic conditions, industry trend and the Company’s operation plans and so on.

Long-Lived Assets

Long-lived assets consist primarily of equipment and intangible assets.

Equipment

Equipment is recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives (years)
Office and computer equipment	3-5

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the consolidated statements of comprehensive loss.

Land Use Rights, Net

Land use rights are a form of intangible assets in the PRC. They are recorded at cost less accumulated amortization with no residual value. Amortization of land use rights are computed using the straight-line method over their estimated useful lives.

The estimated useful lives of the Company’s land use rights are as listed below:

Estimated useful lives (years)
Land use right	20

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2023, and December 31, 2022.

Net earnings per share of common stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying consolidation financial statements, basic earnings (loss) per share is
computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended
	September 30,
	2023	2022
	(Unaudited)
Net ( loss ) income	$(2,921,613)	$499,300

Weighted average number of shares of common stock outstanding - basic*	20,000,000	20,000,000

Add: potentially dilutive effect of shares issuable upon conversion of notes	-	-
Add: potentially dilutive effect of shares issuable upon exercise of warrants	-	-

Weighted average number of shares of common stock outstanding - diluted*	20,000,000	20,000,000

Basic and diluted ( loss ) income per share*	$(0.15)	$0.02

	Nine Months Ended
	September 30,
	2023	2022
	(Unaudited)
Net ( loss ) income	$(3,433,234)	$234,077

Weighted average number of shares of common stock outstanding - basic*	20,000,000	20,000,000

Add: potentially dilutive effect of shares issuable upon conversion of notes	-	-
Add: potentially dilutive effect of shares issuable upon exercise of warrants	-	-

Weighted average number of shares of common stock outstanding - diluted*	20,000,000	20,000,000

Basic and diluted ( loss ) income per share*	$(0.17)	$0.01

 *
Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 17)

On May 16, 2022, Northann entered into a securities purchase agreement with certain investors, pursuant to which the Company sold the investors convertible debentures in an aggregate principal amount of
$1,000,000
(the “Convertible Debentures”) that are convertible into shares of common stock of Northann (the “Conversion Shares”) with a

100%
warrant coverage to purchase common stock of Northann (the “Warrants” and such shares underlying the Warrants, the “Warrant Shares”). The number of weighted average potentially dilutive shares resulting from this transaction was nil. Please see Note 11 below.

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has only one major reportable segment in the periods presented. The Company’s chief operation decision maker is the Company’s Chief Executive Officer.

Shipping and Handling Costs

Outbound shipping and handling costs are expenses as incurred and charged to the selling expense. Inbound shipping and freight are charged for raw material and components are accounted for as cost of revenues.

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – include other inputs that are directly or indirectly observable in the market place.

Level 3 – unobservable inputs which are supported by little or no market activity.

The carrying value of the Company’s financial instruments, including cash, accounts and other receivables, other current assets, accounts and other payables, and other short-term liabilities approximate their fair value due to their short maturities.

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the accompanying consolidated statements of operations and comprehensive loss as other income (expense). To estimate fair value, the Company refers to the quoted rate of return provided by banks at the end of each period using the discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of September 30, 2023 and December 31, 2022, the Company had no investments in financial instruments.

Leases

In February 2016, the FASB issued ASU 2016-12, Leases (ASC Topic 842), which amends the leases requirements in ASC Topic 840, Leases. Under the new lease accounting standard, a lessee will be required to recognize a right-of-use asset and lease liability for most leases on the balance sheet. The new standard also modifies the classification criteria and accounting for sales-type and direct financing leases, and enhances the disclosure requirements. Leases will continue to be classified as either finance or operating leases.

The Company adopted ASC Topic 842 using the modified retrospective transition method effective January 1, 2019. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date nor revision of the balances in comparative periods. As a result of the adoption, the Company recognized a lease liability and right-of-use asset for each of the existing lease arrangement. The adoption of the new lease standard does not have a material impact on the consolidated income statements or the consolidated statements of cash flows.

The Company determines if an arrangement is a lease at inception. The lease payments under the lease arrangements are fixed. Non-lease components include payments for building management, utilities and property tax. It separates the non-lease components from the lease components to which they relate.

Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company generally uses the base, non-cancelable, lease term when determining the lease assets and liabilities.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

On January 1, 2020, the Company adopted ASU 2016-02, Leases, using the modified retrospective method which allows for the application of the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these audited consolidated financial statements. As permitted by the guidance, the Company elected to retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date and did not reassess contracts entered into prior to the adoption date for the existence of a lease. The Company also did not recognize ROU assets and lease liabilities for short-term leases, which are leases in existence as of the adoption date with an original term of twelve months or less.

“In August 2020, the FASB issued ASU No.2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted ASU 2020-06 on January 1, 2023. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.”

In June 2016, the FASB issued Accounting Standards Update No. 2016-13,” Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal 2023 using modified retrospective approach and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements nor did it result in a cumulative effect adjustment to retained earnings.

Accounting Pronouncements Issued But Not Yet Adopted

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The amendments in this update should be applied retrospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	September 30, 2023	December 31, 2022
Gross accounts receivable	$1,453,178	$1,428,738
Less: Allowance for credit losses	-	-
	$1,453,178	$1,428,738

4.	OTHER RECEIVABLES AND OTHER CURRENT ASSETS

Other receivables and other current assets consist of the following:

	September 30, 2023	December 31, 2022

Export credit	$18,224	$-
Deposit and other assets	87,772	111,294
	$105,996	$111,294

5.	INVENTORY, NET

Inventories, net, consist of the following:

	September 30, 2023	December 31, 2022
Raw materials and work in progress	$3,840,587	$3,157,736
Finished goods	1,931,299	1,404,630
Total	$5,771,886	$4,562,366
less: Impairment	-	-
Inventories, net	$5,771,886	$4,562,366

6.	EQUIPMENT, NET

Equipment, net consist of the following:

	September 30, 2023	December 31, 2022

Manufacturing equipment	$8,672,029	$9,099,231
Office equipment	317,402	155,289
less: Accumulated depreciation	4,133,426	3,728,881
	$4,856,005	$5,525,639

Depreciation expenses charged to the consolidated statements of operations for the nine
months ended September 30, 2023 and for the year ended December 31, 2022 were $650,103 and $7,882,100, respectively.

7.	LAND USE RIGHTS, NET

	September 30, 2023	December 31, 2022

Land use right	$1,128,371	$1,162,205
less: Accumulated amortization	104,935	89,790
	$1,023,436	$1,072,415

The Company has pledged its land use rights at No. 199, Newtang, Wujin District, Changzhou, Jiangsu Province, China, 213000 to Industrial and Commercial Bank
of
China Limited as a collateral for securing its loans.

8.	BANK BORROWINGS

Current

Short-term loans as of September 30, 2023 and December 31, 2022 represents bank borrowings of $5,226,747 and $5,488,757, respectively obtained from financial institutions in the PRC. The short-term bank borrowings were secured by land use right. The weighted average interest rate for the short-term loans for the nine months ended September 30, 2023 and for the year ended December 31, 2022 was approximately 4.65% and 5.87%, respectively.

Bank	Loan period	Interest rate	Balance at September 30, 2023	Balance at December 31, 2022

Industrial and Commercial Bank of China	October 24, 2022 - July 17, 2024	4.35%	$1,392,796	$1,435,833
Industrial and Commercial Bank of China	October 26, 2022 - July 18, 2024	4.35%	1,392,796	1,435,833
Bank of Communications	January 28, 2022 - January 26, 2025	4.35%	481,908	496,798
Bank of Communications	January 21, 2022 - January 17, 2025	4.35%	459,623	473,825
Bank of Communications	January 28, 2022 - January 26, 2025	4.35%	246,107	253,712
Changzhou Changjiang Science and Technology Petty Loan Co., LTD	January 10, 2022 - January 25, 2023	17.40%	-	100,508
Jiangnan Rural Commercial Bank	May 9, 2022 - March 3, 2024	4.79%	$376,055	$387,675
Jiangnan Rural Commercial Bank	March 24, 2022 - March 3, 2024	4.79%	877,462	904,575
Bank of America	April 28, 2022 - April 30, 2024	Prime rate + 0.1%	1,457,242	1,500,000
Total			$6,683,989	$6,988,757

The loan from Bank of America is secured by the Company’s inventory.

Non-current

Bank	Loan period	Interest rate	Balance at September 30 , 2023	Balance at December 31, 2022

EIDL Loan	From June 26, 2020 to June 25, 2050	3.75%	127,829	133,677
Total			$127,829	$133,677

9.	BALANCES WITH RELATED PARTY

1)	Related party transactions

During the year ended December 31, 2022 and the
nine
months ended September 30, 2023, one of the Company’s related parties provided working capital to support the Company’s operations when needed. The borrowings were unsecured, due on demand, and interest free. The following table summarizes borrowing transactions with the Company’s related party:

2)	Related party balances

Accounts	Name of Related Party	Note	September 30, 2023	December 31, 2022

Amount due from related party	Lin Li, Chief Executive Officer and Chairman of the Board		$-	$-

Amount due to related party	Lin Li, Chief Executive Officer and Chairman of the Board		$1,161,842	$184,060

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations.

10.	EQUITY

Preferred Stock

We are authorized to issue 500,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock, par value US$0.001 per share, and 100,000,000 shares of preferred stock, par value US$0.001 per share. 20,000,000 shares were designated to be series A preferred stock (the “Series A Preferred Stock”) out of the 100,000,000 shares of blank check preferred stock. Each share of common stock is entitled to one vote and each share of Series A Preferred Stock is entitled to ten votes on any matter on which action of the stockholders of the corporation is sought. The Series A Preferred Stock will vote together with the common stock. Common stock and Series A Preferred Stock are not convertible into each other. Holders of Series A Preferred Stock are not entitled to receive dividends. The Series A Preferred Stock does not have liquidation preference over the Company’s Common Stock, and therefore ranks pari passu with the Common Stock in the event of liquidation.

Common Stock

The Company is authorized to issue of 400,000,000 shares of common stock with par value of US$0.001 per share. As of
September 30, 2023,
there were 20,000,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote. For the sake of comparability, the share structure as of
September 30, 2023
has been carried back in the Company’s statement of stockholders’ equity as if they had been issued and outstanding from the beginning of the first period presented.

11.	CONVERTIBLE NOTES

On May 16, 2022, Northann entered into
a securities purchase agreement with certain investors, pursuant to which the Company sold the investors convertible notes in an aggregate principal amount of $1,000,000
(the “Convertible Debentures”) that are convertible into shares of common stock of Northann (the “Conversion Shares”) with a
100%
warrant coverage to purchase common stock of Northann (the “Warrants” and such shares underlying the Warrants, the “Warrant Shares”).

As of September 30, 2023, we have issued the following securities of the registrant. We believe that each of the following issuances was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering or under Regulation S of the Securities Act.

Purchaser	Date of Issuance	Security Type	Consideration

Hongyu Wang	May 16, 2022	Convertible Note	US$	500,000
Sam Yan	May 16, 2022	Convertible Note	US$	500,000

Terms of Conversion or Exercise: Convertible Notes

The Convertible Note holders are entitled to an option to convert all of part of the outstanding principal of the Convertible Note to the Company’s shares of common stock at any time after the six-month anniversary of the issuance date of the Note or earlier if a Registration Statement covering the conversion shares has been declared effective, at conversion price of $7.00. The interest rate of the Note is 7% per annum.

Terms of Conversion or Exercise: Warrants

On May 16, 2022, the Company granted the same investors Warrants to purchase the Company’s shares of common stock with exercise price of $7.00 per share. The Warrants may be exercised, in whole or in part, at any time prior to the fifth anniversary of the date such Warrants are issued. The investors can also choose to exercise the Warrant using a cashless manner based on certain formula stipulated in the Warrant agreement.

The Convertible Notes and Warrant are considered as one unit of accounting which contains two freestanding financial instruments. The proceeds received were allocated between the Notes and the Warrants based on their relative fair value. The beneficial conversion option within the debt instrument was booked to additional paid-in capital, and its book value will not be subsequently adjusted. The warrants were valued using the Black-Scholes Model, and the relative fair value was $1.21 on a per share basis, for total valuation of $347,171 based on 285,714 shares issuable if fully exercised. The Company used the following inputs: (1) strike price = $7.00, (2) fair market value of the Company’s stock = $10.00, (3) annualized volatility = 10%, (4) annualized dividend = 1.70%, (
5
) years to expiration = 5 years, and (6) risk free rate = 3.789%. Management determined that convertible note contained a beneficial conversion feature (“BCF”) and recognized a discounted to be amortized over the life of the convertible note. The BCF was valued at $672,761 and was recorded as a debt discount where the offsetting balance was recorded as an increase to additional paid in capital.

On April 27, 2023, the Company signed amendment agreements with the investors to modify the due date of the convertible notes to the earlier of July 12, 2023 or the three months anniversary of the completion of the Company's Initial Public Offering.
On October 19, 2023, the Company signed settlement agreements with the investors to settle the convertible notes for $1,950,000 with two installments by November 24, 2024.

Convertible Notes	September 30, 2023
Convertible Notes – Face Value	$-
Discount - Cash	-
Discount – Placement agent fees	-
Discount – Detachable warrants	-
Discount – Beneficial conversion feature	-
$-

12.	INCOME TAXES

United States of America

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of
September
30, 2023 and December 31, 2022 due to the recent enactment.

Hong Kong

Two-tier Profits Tax Rates

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (the “Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $257,868) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Benchwick is wholly owned and under the control of Northann, it is a connected entity. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected Benchwick to be subject to the two-tier profits tax rates.

The provision for current income and deferred taxes of Benchwick has been calculated by applying the new tax rate of 8.25%.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the nine
months ended
September
30, 2023 and for the year ended December 31, 2022. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carry back of losses is not permitted. If not utilized, the PRC net operating loss will expire in 2025.

The income tax expense was $5,769 and $127,799 for the
nine
months ended
September
30, 2023 and 2022, respectively, related primarily to the Company’s subsidiaries located outside of
the U.S. The income before provision for income taxes for the nine
months ended
September
30, 2023 and 2022 was as follows:

The income tax provision consists of the following components:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022
Current:
Federal	$-	$(59,781)
State	-	-
Foreign	-	(6,086)
Total current	$-	$(65,867)

Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred	$-	$-
Total income tax expense	$-	$(65,867)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Current:
Federal	$-	$27,819
State	5,380	20,227
Foreign	384	13,886
Total current	$5,764	$61,932

Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred	$-	$-
Total income tax expense	$5,764	$61,932

A reconciliation between the Company’s actual provision for income taxes and the provision at the United States statutory rate is as follow:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022
Income before income tax expense	$(2,921,613)	$433,433
Computed tax benefit with statutory tax rate	29.84%	29.84%
Income tax expense computed at statutory income tax rate	(871,810)	129,336
Impact of different tax rates in other jurisdictions	812,261	(151,938)
Tax effect of non-deductible expenses	59,549	(43,265)
Total income tax expense	$-	$(65,867)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Income before income tax expense	$(3,427,470)	$296,010
Computed tax benefit with statutory tax rate	29.84%	29.84%
Income tax expense computed at statutory income tax rate	(1,022,757)	88,329
Impact of different tax rates in other jurisdictions	710,647	(61,028)
Tax effect of non-deductible expenses	317,874	34,631
Total income tax expense	$5,764	$61,932

The effective tax rates were
nil and 15.2%
for the
three
months ended September 30, 2023 and 2022, respectively
, and
(0.2)% and 20.9% for the nine months ended September 30, 2023 and 2022, respectively.

Uncertain tax positions

The Company did not have any uncertain tax positions during the nine
months ended September
30, 2023 or during
the
years ended December 31, 2022.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes
, if any.

The statute of limitations for the Internal Revenue Services to assess the income tax returns on a taxpayer expires three years from the due date of the profits tax return or the date on which it was filed, whichever is later.

In accordance with the Hong Kong profits tax regulations, a tax assessment by the IRD may be initiated within six years after the relevant year of assessment, but extendable to 10 years in the case of potential willful underpayment or evasion.

In accordance with PRC Tax Administration Law on the Levying and Collection of Taxes, the PRC tax authorities generally have up to five years to assess underpaid tax plus penalties and interest for PRC entities’ tax filings. In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation. Accordingly, the PRC entities remain subject to examination by the tax authorities based on the above.

13.	CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the nine
months ended
September
30, 2023 and for the year ended December 31, 2022, the Company contributed a total of $38,952 and $118,261, respectively, to these funds.

14.	OPERATING LEASE

The Company has operating leases for its office facilities. The lease is located at 9820 Dino Drive, Suite 110, Elk Grove, California, 95624, which consist of approximately 3,653 square meters. The Company’s leases have remaining terms of approximately 37 months for a lease term commencing on August 1, 2020 and ending on August 31, 2023. The lease deposit is $9,030, with a rent-free period from August 1, 2020 to August 31, 2020. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as
a single lease component for all underlying asset classes.

The following table provides a summary of leases by balance sheet location as of
September
30, 2023 and December 31, 2022:

Assets/liabilities	September 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$94,992	$18,240

Liabilities
Operating lease liability - current	$(31,024)	$18,240
Operating lease liability - non-current	(63,968)	-
Total lease liabilities	$(94,992)	$18,240

The operating lease expenses for the
nine
months ende
d September
30, 2023 and for the year ended December 31, 2022 were as follows:

Lease Cost	Classification	September 30, 2023	December 31, 2022
Operating lease expense	General and administrative expenses	$21,506	$27,340

Maturities of operating lease liabilities as of
September
30, 2023 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending December 31,2023	8,767
2024	$35,069
2025	35,069
2026	23,379
Total lease payments	$102,284
Less: interest	(7,292)
Present value of lease payments	$94,992

Lease liabilities include lease and non-lease components such as management fee.

Future minimum lease payments, which do not include the non-lease components, as of
September
30, 2023 were as follows:

12 months ending December 31,2023	8,767
2024	$35,069
2025	35,069
2026	23,379
Total lease payments	$102,284

Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	2 . 92	0.67

Weighted-average discount rate (%)
Operating leases	5%	5%

15.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

During the
three
months ended
September
30, 2023, one customer accounted for 59.16% of the Company’s revenues. During the three
months ended
September
30, 2022,
two
customer
s
accounted for
46.26
% of the Company’s revenues. No other customer accounts for more than 10%
of the Company’s revenue for the
three
months ended
September
30, 2023 and 2022.

During the
nine
months ended
September 30
, 2023, one customer accounted for 84.30% of the Company’s revenues. During the nine
months ended
September 30
, 2022, two customers accounted for 68.80% of the Company’s revenues. No other customer accounts for more than 10% of the Company’s revenue for the nine
months ended
September 30
, 2023 and 2022.

As of
September 30, 2023, two customers accounted for 79.02
% of the Company’s accounts receivable. As of
September 30
, 2022,
two
customers accounted for
46.16
% of the Company’s accounts receivable. No other customer accounts for more than 10% of the Company’s accounts receivable for the nine
months ended
September 30
, 2023 and 2022.

During the
three months ended September 30, 2023, five suppliers accounted for a total of 73.00
% of the Company’s cost of revenues. During the
three months ended September 30, 2022, five suppliers accounted for a total of 38.00
% of the Company’s cost of revenues. No other supplier accounts for over 10% of the Company’s cost of revenues.

During the
nine
months ended
September 30, 2023, five suppliers accounted for a total of 75.03
% of the Company’s cost of revenues. During the
nine
months ended
September 30, 2022, five suppliers accounted for a total of 39.00
% of the Company’s cost of revenues. No other supplier accounts for over 10% of the Company’s cost of revenues.

As of
September 30
, 2023,
no
supplier accounted for 10% of the Company’s accounts payable. As of
September 30,
2022
, one supplier accounted for 11.20
% of the Company’s accounts payable. No other supplier accounts for over 10% of the Company’s accounts payable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of September 30, 2023 and December 31, 2022, substantially all of the Company’s cash were held by major financial institutions located in the PRC, Hong Kong, and the United States, which management believes are of high credit quality. Deposits in the United States up to $250,000 are insured by the Federal Depository Insurance Corporation.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

(c)	Tax risk
There is the potential risk that the Company may be subject to significant taxes and related penalties owed to the PRC government. This risk arises from the Company’s collection of proceeds from the sales of its products in the normal course, by itself, or via its subsidiaries located in the U.S. or Hong Kong, and whereby the remittance made to the Company’s PRC subsidiaries may not be in the exact amounts reported to the PRC customs authority in connection with the application for export credit refunds which have already been refunded to the Company by the PRC government on the assumption that Company will fully remit the amounts indicated in its application. Management is unable to reliably estimate the amount due or determine if it is probable that the PRC government will make efforts to recover the tax credit refunds already paid to the Company and if there would be any related penalties; however, if the PRC government were to take actions to recover such export tax credit refunds, the Company may be materially adversely affected or may be forced to cease operations.

16.	CAPITAL COMMITMENTS

On July 26, 2021, the Company has contracted Changzhou Wanyuan Construction Engineering Co. to build a second phase of its factory. The amount required in the contract is $10 million. The construction progress has been adjusted based on the Company’s business status.

17.	S TOCK SPLT

Effective on July 6, 2023, the Company implemented a
2-for-1
reverse stock split of the issued and outstanding shares. Under the reverse split, every two shares of outstanding shares issued and outstanding were automatically converted into one share of ordinary share, with a par value of US$
0.001
each. Except as otherwise indicated, all information in the consolidated financial statements concerning share and per share data gives retroactive effect to the
2-for-1
reverse stock split. The total number of outstanding common shares immediately before the reverse split was
40,000,000
and immediately after the reverse split was
20,000,000
. The total number of outstanding preferred shares immediately before the reverse split was
10,000,000
and immediately after the reverse split was
5,000,000
.

18.	SECURED BORROWING ARRANGMENT

In July 2023, the Company signed a secured borrowing agreement with a financial institution in the United States, in which the Company borrowed
$1,000,000
secured by its accounts receivable amounted
$1.491,000.
It is scheduled under the agreement that the Company pays
$49,700
per week for thirty weeks to the financial institution to repay the loan.

1 9 .	UNRESTRICTED NET ASSETS

The following presents condensed financial information of Northann Corp:

Condensed Financial Information on Financial Position

	As of September 30,	As of December 31,
	2023	2022
	(Unaudited)
Cash	557	224
All other current assets	-	-
Amounts due from subsidiaries	1,154,920	713,500
Amounts due from related party	-	-
Total current assets	1,155,477	713,724
All other non-current assets	218,354	218,354
Interests in a subsidiary	13,851,465	13,477,384
Total Assets	15,225,296	14,409,462

Liabilities and Stockholders’ Equity	-
Convertible notes, net, current	-
All other current liabilities	-	-
Amounts due to subsidiaries	16,825,847	12,122,024
Amounts due to related party	-	-
Total current liabilities	16,825,847	12,122,024
Non-current liabilities	191,797	313,699
Total Liabilities	17,017,644	12,435,723

Stockholders’ Equity
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022*	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022*	20,000	20,000
Subscription receivable	(25,000)	(25,000)
Additional paid-in capital	925,000	925,000
Retained earnings	(1,614,604)	1,818,630
Accumulated other comprehensive income loss	(1,102,744)	(769,891)
Total Stockholders’ Equity	(1,792,348)	1,973,739
Total Liabilities and Stockholders’ Equity	15,225,296	14,409,462

 *
Retrospectively restated for the effect of 2-for-1 reverse stock split . (Note 17)

Condensed Financial Information on Results of Operations

	For the nine months ended September 30,	For the nine months ended September 30,
	2023	2022
	(Unaudited)
Revenue	-	-
Cost or revenues	-	-
Operating expenses	819,446	-
Income taxes	-	-
Loss – Parent only	(819,446)	-
Income (loss) – Subsidiaries with unrestricted net assets	(2,217,332)	1,382,661
(Loss) income – Subsidiaries with restricted net assets	(396,456)	(1,148,584)
Net ( loss ) income – Consolidated	(3,433,234)	234,077

Condensed Financial Information on Cash Flows

	For the nine months ended September 30,	For the nine months ended September 30,
	2023	2022
	(Unaudited)
Cash used in operating activities	333	(5,220,616)
Cash (used in) provided by investing activities	-	282,633
Cash provided by financing activities	-	2,768,913
Effect of exchange rates on cash	-	1,455,979
Net cash flows	333	(713,091)
Beginning cash balance	224	748,814
Ending cash balance	557	35,722

(i)	Basis of presentation

The condensed financial information reflects the accounts of the Company. The condensed financial information should be read in connection with the consolidated financial statements and notes thereto. The condensed financial information is presented as if the incorporation of the Company were in effect since January 1, 2020, and throughout the nine
months
ended September 30, 2023.

(ii)	Restricted Net Assets

Schedule I of Rule 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.). The Company’s only assets are its equity interests in its subsidiaries. Unrestricted net assets are held in the Company’s subsidiaries located in the U.S. and Hong Kong. The Company does maintain substantial assets and operating subsidiaries in China; therefore, the ability for operating subsidiaries to pay dividends or transfer assets to the Company may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries.

As of September 30, 2023 and December 31, 2022, there were no material contingencies, significant provisions of long term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

20 .	SUBSEQUENT EVENTS

On October 23, 2023, the Company consummated the initial public offering (the “IPO”) of
1,200,000
shares of common stock, par value $
0.001
per share, (the “Common Stock”) at an offering price of $
5.00
per share (the “Public Offering Price”), generating gross proceeds of $
6,000,000
. On October 25, 2023, the underwriters of the IPO fully exercised the over-allotment option that we granted to them in the IPO and purchased additional
180,000
shares of Common Stock at the Public Offering Price (the “Over-Allotment Option”). The closing of the Over-Allotment Option took place on October 26, 2023.

The Company also issued warrants to the Representative and its affiliates (the “Representative’s Warrants”) to purchase up to
27,000
shares of Common Stock at an exercise price of $6.25 per share, subject to adjustment as set forth in the Representative’s Warrants, exercisable from April 23, 2024 and valid until
 October 19, 2028.

The securities in the IPO, including the exercise by the underwriters of the Over-Allotment Option were offered and sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-273246), originally filed with the Securities and Exchange Commission (the “Commission”) on July
14, 2023
and declared effective by the Commission on September 29, 2023. The Common Stock commenced trading on NYSE American on October 19, 2023 under the symbol “NCL.” The closing of the Offering took place on October 23, 2023.

The total gross
proceeds from the Offering were $
6,000,000
,
before

deducting underwriting discounts and other offering expenses associated with the Offering payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “Northann” or the “Company” refer to Northann Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at http://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We commenced operations in August 2013 with the establishment of Northann Building Solutions LLC. (“NBS”) in Delaware.

In December 2013, Northann (Changzhou) Construction Products Ltd (“NCP”)  was established in China. Most of our products are manufactured through NCP.

In March 2014, Benchwick Construction Products Ltd (“Benchwick”) was established in Hong Kong. All the wholesale and distribution operations are conducted through Benchwick.

In April 2014, Changzhou Macro Merit International Trading Co., Ltd. (“Marco”) was established in China. All the import/export of our products are conducted through Marco.

In February 2016, Northann Distribution Center Inc. (“NDC”) was established in California. NDC is a distribution center in the United States and maintains a small inventory for retail sales.

In September 2017, Changzhou Ringold International Trading Co., Ltd. (“Ringold”) was established in China. All of the raw materials are procured from third parties through Ringold.

In September 2018, Crazy Industry (Changzhou) Industry Technology Co., Ltd. (“Crazy Industry”) was established in China. Crazy Industry is the research and development hub.

In June 2020, Dotfloor Inc. (“Dotfloor”) was established in California. Dotfloor operates dotfloor.com, our online store that offers our vinyl flooring products to retail customers in the United States.

In March 2022, Northann Corp. (“Northann”), our current ultimate holding company, was incorporated in Nevada as part of the restructuring transactions in contemplation of our initial public offering. In connection with its incorporation, in April 2022, we completed a share swap transaction and issued common stock and Series A Preferred Stock of Northann to the then existing shareholders of NBS, based on their then respective equity interests held in NBS. NBS then became our wholly owned subsidiary.

Our revenue mainly consists of wholesale and retail of the vinyl flooring products, which are primarily marketed and sold in the United States and Canada.

We have also licensed some of our patents to other manufacturers with the goal to promote our technologies in the flooring industry. We believe that a wider market acceptance of 3D printed flooring will help establish our brand further and to penetrate the markets and encourages innovation and changes to an already developed and static industry.

Our cost refers to the cost of material and labor cost. The percentage of direct material was over 90% of the total cost of revenue. If the availability of direct materials (raw materials, packaging, sourced products, energy) decreases, or these costs increase, and we are unable to either offset or pass along increased costs to our customers, our financial condition, liquidity or results of operations could be adversely affected.

Key Factors that Affect Results of Operations

We believe the key factors that affect and could affect our affecting its financial condition and results of operations include the following:

●	We may fail to innovate or offer new products which align with changing market and customer demand.

●	Our business may face risks of clients’ default on payment.

●	We may not manage our growth effectively, and our profitability may suffer.

●
Our reputation and brand recognition is crucial to our business. Any harm to our reputation or failure to enhance our brand recognition may materially and adversely affect our business, financial condition and results of operations.

●	Increases in labor costs and market price of raw materials may adversely affect our gross margin and results of operations.

●
Certain of our products have historically faced significant competition both in the United States and Canada markets, and we have successfully competed against our competitors with our customer service, quality products and rapid fulfilment of customer orders. However, our business could be adversely affected by competitors who reduce prices, improve quality of the products they offer or take other competitive actions, which may reduce our customers’ purchases of products from us.

●	Our business operations have been and may continue to be materially and adversely affected by the global supply chain disruption as a result of the COVID-19 pandemic.

●
Rising inflation rate may adversely affect our results of operation. Recently, inflation has trended significantly higher than in prior periods, which may negatively impact our business. Ongoing labor shortages and surge of oil and gas price, driven in part by the COVID-19 pandemic, geopolitical issues and the war in Ukraine, continue to have adverse macroeconomics impact and may result in our cost overruns. In an effort to mitigate the impact, we have raised the price of products to cover increase in costs and slowed down investments on products with low profit-margins.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of these consolidated financial statements requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

Revenue for sales of products which are primarily comprised of hardwood floors and three-dimensional printed flooring are recognized at the time of delivery of the products set forth in contracts with customers. At the time of delivery, physical and legal control of the asset is passed from the Company to its customer, at which time the Company believes it has satisfied the single performance obligation to complete a sales transaction in order to recognize revenue. The Company’s contracts do not allow for returns, refunds, or warranties; however, it is customary in the industry to manufacturers to ship a small portion of extra product to allow for product quality issues. Also, as matter of good business practice, under very specific situations, the Company has historically agreed to provide minor discounts to customers who made complaints on products purchased. The Company has recorded these costs as period expenses when incurred as the Company is not able to reliably estimate such future expenses.

With respect to patent licensing, the Company grants the use of certain intellectual property to its customer for a fixed fee over a specified length of time. The management believes that patent licensing should be interpreted as a single performance obligation and revenues from patent licensing should be recognized over time.

Revenues are recognized when control of the promised goods or services is transferred to our customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Practical expedients and exemption

The Company has not incurred any costs to obtain contracts and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The Company typically enters into agreements with its customers where its set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer. The location of transfer may be a shipping port or a specified destination; at this point the customer reasonably expect to pay for the product, or in the event where it has paid in advance. The Company’s performance obligation has been satisfied and the funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $10 and $1,667,355 were recognized as revenue from unearned revenue for the nine months ended September 30, 2023 and during the nine months ended September 30, 2022.

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – include other inputs that are directly or indirectly observable in the marketplace.

Level 3 – unobservable inputs which are supported by little or no market activity.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, other current assets, accounts payable, and accruals and other payable approximate their fair value due to their short maturities.

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the accompanying consolidated statements of operations and comprehensive loss as other income (expense). To estimate fair value, the Company refers to the quoted rate of return provided by banks at the end of each period using the discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of
September 30
, 202
3
, the Company had no investments in financial instruments.

Income tax

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The Company accounts for an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities. The Company considers and estimates interest and penalties related to the gross unrecognized tax benefits and includes as part of its income tax provision based on the applicable income tax regulations.

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the nine months ended September 30, 2023
. The Company had no uncertain tax position for the
the nine months ended September 30, 2023.

Recent Accounting Pronouncements

See the discussion of the recent accounting pronouncements contained in Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies”.

Results of Operations

Comparison of the Three Months Ended
September 30
, 2023 to the Three Months Ended
September 30
, 2022

The following table sets forth key components of our results of operations for the three
months ended
September 30
, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2023		2022
	Amount	of Revenue	Amount	of Revenue
Revenues	2,160,258	100.00%	5,480,966	100.00%
Cost of revenues	3,423,295	158.47%	2,615,972	47.73%
Gross profit	(1,263,037)	(58.47)%	2,864,994	52.27%
Operating expenses
Selling expenses	193,236	8.95%	253,484	4.62%
General and administrative expenses	354,902	16.43%	1,510,515	27.56%
Research and development expenses	99,161	4.59%	383,289	6.99%
Finance Cost	-	-	-	-
Income from operations	(1,910,336)	(88.43)%	717,706	13.09%
Other Income (expenses)
Interest expense	(20,685)	(0.96)%	(125,057)	(2.28)%
Amortization of debt discounts	-	-%	(223,566)	(4.08)%
Other income	134	0.01%	4,056	0.07%
Other expenses	(990,725)	(45.86)%	60,293	1.10%
Exchange loss	-	0.00%	-	0.00%
Net (loss) income before taxes	(2,921,613)	(135.24)%	433,433	7.91%
Income tax benefit (expenses)	-	-%	65,867	1.20%
Net (loss) income	(2,921,613)	(135.24)%	499,300	9.11%
Other comprehensive loss
Foreign currency translation adjustment	(717,044)	(33.19)%	(2,422,834)	(44.20)%
Total comprehensive (loss) income	(3,638,657)	(168.44)%	(1,923,534)	(35.09)%

Revenues.
Our revenues were $
2,160,258
for the three
m
onths ended September 30, 2023, representing a decrease of $
3
,
320
,
708
or
61
%
from $5,480,966 for the three months ended September 30, 2022. The decrease was mainly due to a decrease in sales volume in the three months ended September 30, 2023 as compared to the same period in 2022.
Sales volume decreased because our customers have kept a great deal of our products in their stock and ordered less.

	Three Months Ended
	September 30,
	2023	2022
Sales of products	$2,135,258	$5,455,966
Patent licensing	$25,000	$25,000
Total	$2,160,258	$5,480,966

Cost of revenues.
Our cost of revenues was $
3,423,295
for the three months ended September 30, 2023, compared to $2,615,972 for the same period in 2022. Cost of revenues refers to the cost of material and labor cost; the percentage of direct material was over 90% of the total cost of revenues. The increase of cost of revenues compared to the three months ended September 30, 2022 was primarily due to the increased price in material purchased.

Gross profit and gross margin.
Our gross margin was negative $
1,
263
,
037
for the three months ended September 30, 2023, compared with a gross profit of 2,864,994 for the same period in 2022. Gross margin decreased from 52.3% for the six ended September 30, 2022 to (
58
.
5
%) for the three months ended September 30, 2023 because cost of material increased greatly.

Selling expenses
. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our selling expenses decreased by $
60
,
248
to $193,236 for the three
m
onths ended September 30, 2023, from $
253
,
484
for the same period in 2022. Freight insurance decreased by $
59
,
214
compared to the three
m
onths ended September 30, 2022 due to decrease in revenue.

	Three Months Ended
	September 30, 2023		September 30, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salaries and Social Insurance	98,493	50.97%	82,861	32.69%	15,632	18 . 87%
Freight insurance	12,038	6.23%	71,252	28.11%	(59,214)	(83.11)%
Rent	7,575	3.92%	12,966	5.12%	(5,391)	(41.58)%
Advertising fee	58,301	30.17%	58,453	23.06%	(152)	(0.26)%
Travel fee	16,829	8.71%	27,952	11.03%	(11,123)	(39.79)%
Others	-	0.00%	-	0.0 0%	-	0.0 0%
Total selling expenses	193,236	100.00%	253,484	100.00%	( 60 , 248)	(23.77)%

General and administrative expenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $1,155,613 to $354,902 for the three months ended September 30, 2023, from $1,510,515 for the same period in 2022. The decrease was mainly caused by the bad debt provided to our account receivable of $1,192,840 during the three months ended September 30, 2022, which was not provided during the three months ended September 30, 2023.

Three Months
Ended

	September 30, 2023		September 30, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and Social Insurance	31,640	8.92%	32,044	2.12%	(404)	(1.26)%
Service fees	215,884	60.83%	139,948	9.26%	75,936	(54.26)%
Royalty fee	5,772	1.63%	6,036	0.4 0%	(264)	(4.37)%
Entertainment expenses	6,088	1.72%	21,184	1.40%	(15,096)	(71.26)%
Taxation	20,382	5.74%	24,669	1.63%	( 4 , 287)	(17.38)%
Depreciation and amortization	27,206	7.67%	36,675	2.43%	(9,469)	(25.82)%
Bad debt	-	0.00%	1,192,840	78.97%	(1,192,840)	(100.00)%
Rent	18,749	5.28%	(23,201)	(1.54)%	41,950	(180.81)%
Travel fee	233	0.07%	4,263	0. 28%	(4,030)	(94.53)%
Office expenses	15,693	4.42%	66,066	4.37%	(50,373)	(76.25)%
Other	13,255	3.73%	9,991	0.66%	3,264	32.67%
Total general and administrative expenses	354,902	100.00%	1,510,515	100.00%	(1,155,613)	(76.50)%

Research and development expenses.
Our research and development expenses were $
99,161
for the three months ended September 30, 2023, compared to $
383,289
for the same period last year. The decrease was primarily due to relatively high research and development expenditures in prior years when we developed our technology and products.

Income tax expense.
Our Income tax expense was nil for the three months ended September 30, 2023 as we incurred loss in this quarter,
and Income tax
benefit was
$65,867 for the three
m
onths ended September 30, 2022.

Net (loss) income.
As a result of the cumulative effect of the factors described above, our net loss was $
2,921,613
for the three months ended September 30, 2023 and our income was $499
,
30
0 for the three months ended September 30, 2022. The decrease was primarily due to the decrease in revenue, and increase of $990,725 in expenses in relation to the settlement of the convertible notes borrowed in 2022.

Comparison for the Nine Months Ended September 30, 2023 and to the Nine Months Ended September 30, 2022

The following table sets forth key components of our results of operations for the nine months ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30,
	2023		2022
	Amount	of Revenue	Amount	of Revenue
Revenues	9,436,881	100.00%	19,807,551	100.00%
Cost of revenues	8,547,213	90.57%	14,851,873	74.98%
Gross profit	889,668	9.43%	4,955,678	25.02%
Operating expenses
Selling expenses	538,672	5.71%	822,082	4.15%
General and administrative expenses	1,094,228	11.60%	2,061,898	10.41%
Research and development expenses	609,476	6.46%	1,299,301	6.56%
Finance Cost	-	-	-	-%
Income from operations	(1,352,708)	(14.33)%	772,397	3.90%
Other Income (expenses)
Interest expense	(439,142)	(4.65)%	(264,217)	(1.33)%
Amortization of debt discounts	(645,576)	(6.84)%	(285,210)	(1.44)%
Other income	681	0.01%	12,840	0.06%
Other expenses	(990,725)	(10.50)%	60,200	0.30%
Net (loss) income before taxes	(3,427,470)	(36.32)%	296,010	1.49%
Income tax expenses	(5,764)	(0.06)%	(61,932)	(0.31)%
Net (loss) income	(3,433,234)	(36.38)%	234,077	(1.18)%
Other comprehensive loss
Foreign currency translation adjustment	(332,853)	(3.53)%	(436,812)	(2.21)%
Total comprehensive (loss) income	(3,766,087)	(39.91)%	(202,735)	(1.02)%

Revenues.
Our revenues were $
9,436,881
for the nine months ended September 30, 2023, representing a decrease of $
10,370,670
or
52
% from $19,807,551 for the nine months ended September 30, 2022. The decrease in revenue was because our major customers kept a great deal of our products in their stock to avoid supply chain obstacles.

	Nine Months Ended
	September 30,
	2023	2022
Sales of products	$9,361,881	$19,732,551
Patent licensing	$75,000	$75,000
Total	$9,436,881	$19,807,551

Cost of revenues.
Our cost of revenues was $
8,547,213
for the nine
months ended
September 30
, 2023, compared to $1
4
,
851
,
873
for the same period in 2022. Cost of revenues refers to the cost of material and labor cost; the percentage of direct material was over 90% of the total cost of revenues. The decrease of cost of revenues compared to the nine
months ended
September 30
, 2022 was primarily due to the corresponding decrease in revenues. We paid tariffs of $
195,667
during the
nine
months ended
September 30
2023, and $
485,806
during the
nine
months ended
September 30
2022. The decrease in tariff was mainly due to decrease in revenue.

Gross profit and gross margin.
Our gross profit was $
889,668
for the nine months ended September 30, 2023, compared with a gross profit of $4,955,678 for the same period in 2022. Gross margin decreased from 25% for the nine months
ended September 30, 2022 to 9% for the nine months ended September 30, 2023 due to increased price in material.

Selling expenses
. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our selling expenses decreased by $2
83
,
410
to $
538
,
672
for the
nine
months ended
September 30
, 2023, from $
822
,
082
for the same period in 2022. Freight insurance decreased by $
328
,
190
compared to the
nine
months ended
September 30
, 2022 due to decrease in revenue.

	Nine Months Ended
	September 30, 2023		September 30, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salaries and Social Insurance	264,871	49.17%	249,016	30.29%	15,855	6.37%
Freight insurance	33,9940	6.30%	362,130	44.05%	(328,190)	(90.63)%
Rent	23,942	4.44%	29,208	3.55%	(5,266)	(18.03)%
Advertising fee	98,863	18.35%	105,708	12.86%	(6,845)	(6.48)%
Travel fee	117,014	21.72%	76,020	9.25%	40,994	53.93%
Others	42	0.01%	-	0.00%	42	N/A
Total selling expenses	538,672	100.00%	822,082	100.00%	(283,410)	(34.47)%

General and administrative expenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $967,670 to $1,094,228 for the nine months ended September 30, 2023, from $2,061,898 for the same period in 2022. The decrease was mainly caused by the bad debt provided to our account receivable of $1,192,840 during the nine months ended September 30, 2022, which was not provided during the nine months ended September 30, 2023.

	Nine Months Ended
	September 30, 2023		September 30, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and Social Insurance	108,051	9.87%	150,847	7.32%	(42,796)	(28.37)%
Service fees	583,003	53.28%	312,377	15.15%	270,626	86.63%
Royalty fee	18,319	1.67%	18,553	0.90%	(234)	(1.26)%
Entertainment expenses	43,643	3.99%	64,553	3.13%	(20,910)	(32.39)%
Taxation	40,930	3.74%	48,558	2.36%	(7,628)	(15.71)%
Depreciation and amortization	96,334	8.80%	114,375	5.55%	(18,041)	(15.77)%
Bad debt	-	-	1,192,840	57.85	(1,192,840)	( 100.00	) %
Rent	39,171	3.58%	-	-%	39,171	N/A
Travel fee	33,967	3.10%	22,187	1.08%	11,780	53.09%
Office expenses	63,829	5.83%	98,751	4.79%	(34,922)	(35.36)%
Other	66,981	6.12%	38,857	1.88%	28,124	72.38%
Total general and administrative expenses	1,094,228	100.00%	2,061,898	100.00%	(967,670)	(46.93)%

Research and development expenses.
Our research and development expenses were $609,476 for the nine months ended September 30, 2023, compared to $ 1,299,301 for the same period last year. The decrease was primarily due to relatively high research and development expenditures in prior years when we developed our technology and products.

Income tax expense.
Our Income tax expense was $5,764 for the nine months ended September 30, 2023 and $
6
1,932 for the nine months ended September 30, 2022.

Net (loss) income.
As a result of the cumulative effect of the factors described above, our net loss was $(
3
,
433
,
234
) for the nine months ended September 30, 2023 and net income $234,077 for the nine months ended September 30, 2022. The decrease was primarily due to the decrease in revenue, and increase of $990,725 in expenses in relation to the settlement of the convertible notes borrowed in 2022.

Liquidity and Capital Resources

As of
September 30
, 2023, we had cash of $
90,527.
To date, we have financed our operations primarily through our business operations, and borrowings from our stockholders, related parties
, and financial institutions.

The Company believes that its current levels of cash and cash flows from operations will be sufficient to meet its anticipated cash needs for at least the next twelve months. However, it may need additional cash resources in the future if it finds and wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it determines that its cash requirements exceed its amounts of cash on hand or if it decides to further optimize its capital structure, it may seek to issue additional debt or equity securities or obtain credit facilities or other sources of funding.

The following table set forth a summary of its cash flows for the periods indicated:

	Three Months Ended September 30
	2023		2022
Net cash used in operating activities	$	( 384 , 590)	$(1,438,674)
Net cash provided by investing activities		$-	$948,585
Net cash provided by or financing activities		$1,175,672	$471,630

	Nine Months Ended September 30
	2023		2022
Net cash (used in) operating activities	$	( 1, 447 , 563)	$(5,220,616)
Net cash (used in) investing activities		$(7,642)	$282,633
Net cash provided by or (used in) financing activities		$1,291,788	$1,843,913

Operating Activities

Net cash used in operating activities was $
1,447,563
for the nine months ended September 30, 2023, as compared to $5,220,616 net cash used in operating activities for the nine months ended September 30, 2022.The net cash used in operating activities for the nine months ended September 30, 2023 mainly included our net loss of $
3,433,234
, an increase in inventory of $1,209,520, an increase in accruals and other payables of $
1
,
904
,
642
, as compared with balances on December 31, 2022.

Investing Activities

Net cash used in investing activities was $7,642 for the nine months ended September 30, 2023, as compared to $282,633 net cash provided by investing activities for the nine months ended September 30, 2022. The net cash used in investing activities for the nine months ended September 30, 2023 mainly consisted of purchase of property and equipment. The net cash used in investing activities for the nine months ended September 30, 2022 also mainly included purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the
nine
months ended
September 30
, 2023 was $1,291,788, as compared to net cash provided by financing activities of $1,
843
,
913
for the
nine
months ended
September 30
, 2022. The change was mainly due to the
secured loan borrowed from a financial institution in July 2023 and a loan amounting $
1,130,097
made by the related parties of our Company
during the nine months ended September 30, 2022.

Contractual Obligations

The Company’s subsidiary NDC has an operating lease primarily for its corporate office and equipment. The lease contract has a term of three years and the renewal is at landlord’s discretion.

Operating lease expenses were $7,568 and $6,835 for the
three
months ended
September 30
, 2023 and 2022, respectively.

Operating lease expenses were $21,506 and $20,371 for the
nine
months ended
September 30
, 2023 and 2022, respectively.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, eases certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as we are a “smaller reporting company” as defined by Item 229.10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in § 240.13a-15(e) or 240.15d-15(e) of Regulation S-K) were effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On October 23, 2023, we consummated the initial public offering (the “IPO”) of 1,200,000 shares of common stock, par value $0.001 per share, (the “Common Stock”) at an offering price of $5.00 per share (the “Public Offering Price”), generating gross proceeds of $6,000,000. On October 25, 2023, the underwriters of the IPO fully exercised the over-allotment option that we granted to them in the IPO and purchased additional 180,000 shares of Common Stock at the Public Offering Price (the “Over-Allotment Option”). The closing of the Over-Allotment Option took place on October 26, 2023.

The securities in the IPO, including the exercise by the underwriters of the Over-Allotment Option, were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-273246) (the “Registration Statement”). The SEC declared the registration statement effective on September 29, 2023.

As contemplated in the Registration Statement, we intend to use the net proceeds from the IPO to fund (i) acquisition of real estate, facilities and equipment in the U.S.; (ii) product development; (iii) sales and marketing activities; and (iv) general working capital. There has been no material change in the expected use of the net proceeds from our IPO as described in our Registration Statement for the IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**
Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northann Corp.

Date: November 20, 2023	By:	/s/ Lin Li
	Name:	Lin Li
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ David M. Kratochvil
	Name:	David M. Kratochvil
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

