Form 10-K
period 2023-12-31
Northann Corp.
filed 2024-04-16
CIK 1923780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

OR

☐
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-41688

NORTHANN CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-1513509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Northann Distribution Center Inc. 9820 Dino Drive, Suite 110 Elk Grove, CA 95624	95624
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(916) 573 3803

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, with par value of $0.001	NCL	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes
☐
  No
☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes
☐
  No
☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒
  No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☒
  No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☐
  No
☒

The registrant’s common stock commenced trading on the NYSE American on October 19, 2023. As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of

April 11
, 2024,

there were 21,380,000 shares of common stock of the Registrant, par value $0.001 per share, issued and outstanding.

NORTHANN CORP.

i

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT

Unless otherwise indicated or the context requires otherwise, references in this Annual Report to:

●
“Benchwick” are to Benchwick Construction Products Co., Limited, a company established in the special administrative regions of Hong Kong on March 21, 2014 and a wholly-owned subsidiary of the Company;

●	“China” or the “PRC” are to the People’s Republic of China;

●	“Company” are to Northann Corp. a Nevada corporation incorporated on March 29, 2022;

●	“Crazy Industry” are to Crazy Industry (Changzhou) Industry Technology Co., Ltd., a company established in the PRC on September 4, 2018 and a wholly-owned subsidiary of Benchwick;

●	“Dotfloor” are to Dotfloor, Inc., a corporation incorporated in California on June 26, 2020 and a wholly-owned subsidiary of NDC;

●	“HKD” are to the official currency of Hong Kong;

●	“Marco” are to Changzhou Marco Merit International Trading Co., Ltd., a company established in the PRC on April 23, 2014 and a 51%-owned subsidiary of Benchwick;

●	“NBS” are to Northann Building Solutions LLC., a limited liability company formed in Delaware on August 15, 2013 and a wholly-owned subsidiary of the Company;

●	“NCP” are to Northann (Changzhou) Construction Products Co., Ltd., a company established in the PRC on December 4, 2013 and a wholly-owned subsidiary of the Company;

●	“NDC” are to Northann Distribution Center Inc, a corporation incorporated in California on February 10, 2016 and a wholly-owned subsidiary of NBS;

●	“Ringold” are to Changzhou Ringold International Trading Co., Ltd., a company established in the PRC on September 28, 2017 and a wholly-owned subsidiary of Benchwick;

●	“RMB” or “Chinese Yuan” are to the legal currency of China;

●	“U.S. dollars,” “dollars,” “USD,” “US$” or “$” are to the legal currency of the United States; and

●	“we”, “us”, “our” are to Northann Corp. and its subsidiaries.

ii

PART I

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (“Exchange Act”), or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities, the effects of regulation and events outside of our control, such as natural disasters, wars or health epidemics. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

•	expectations of future results of operations or financial performance;
•	introduction of new products or compensation strategies;
•	our operations of the business;
•	plans for growth, future operations, and potential acquisitions;
•	the size and growth potential of possible markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of our business model;
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing and our ability to obtain additional financing;
•	our ability to attract strategic partners with development, regulatory and commercialization expertise; and
•	the development of our marketing capabilities.

Set forth below in Item 1A, “Risk Factors,” are additional significant uncertainties and other factors affecting forward-looking statements. The reader should understand that the uncertainties and other factors identified in this Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

ITEM 1.	BUSINESS

Overview

Overview

Our vision is to become a world class one-stop decorating solutions provider.

Our mission is to timely deliver high-quality and affordable products and to continue to actively participate in the further development of the additive manufacturing industry.

We bring additive manufacturing, commonly known as 3D printing, and the volume production of innovative building solutions, to your home or business. Our robust portfolio of manufacturing solutions relies upon the use of ink, coating, resin, sound padding, glue and other raw materials to create a wide variety of flooring, decking and other products for customers throughout North America, Europe and other regions under the brand name “Benchwick.” We believe that additive manufacturing is one of the most exciting and eco-friendly technologies in the market today. Previously, the U.S. Department of Energy estimated that, compared to traditional manufacturing, additive manufacturing might slash waste and materials cost by nearly 90% and cut manufacturing energy use by half.
1
As of 2019, the Additive Manufacturing industry was valued at over $14 billion and was expected to grow to $23 billion in 2022.
2

____________________________
1
Additive Manufacturing Building the Future Spotlight (energy.gov), by U.S. Department of Energy, Office of Technology Transitions, original published in April 2019 and updated in July 2019,
https://www.energy.gov/sites/default/files/2019/07/f64/2019-OTT-Additive-Manufacturing-Spotlight_0.pdf.

2
Additive Manufacturing Building the Future Spotlight (energy.gov), by U.S. Department of Energy, Office of Technology Transitions, original published in April 2019 and updated in July 2019.

Innovation has always been our core value. Our commitment to new approaches in designing and manufacturing drives us to create new ways to improve how our core customers live and work. Crazy Industry invests substantial resources in research and product development and is committed to rapidly building new products and customizable and functional solutions to delight our customers. Crazy Industry’s product development team is committed to product design and development, and they focus their efforts on enhancing function, use, performance and flexibility of our products. Our subsidiaries, NBS, NCP and Crazy Industry, own a portfolio of over 80 granted, pending or published patents. The products reflect the evolving needs of the core customer’s home and business needs. We strive to make the products customizable, functional and affordable. Presently, NCP manufactures four proprietary solutions in vinyl flooring using innovative 3D printing technology: Infinite Glass, DSE, TruBevel and MattMaster. Each solution offers distinct functionalities and aesthetic finishes.

Our revenue mainly consists of wholesale and retail of the vinyl flooring products, which are primarily marketed and sold in the United States and Canada. During the fiscal year ended December 31, 2023 and 2022, 86.2% and 99.5% of our revenue came from vinyl flooring products and other decorative panels.

NBS has also licensed some of its patents to i4F Licensing N.V. with the goal to promote the technologies covered by those patents in the flooring industry. We believe that a wider market acceptance of 3D printed flooring will help to establish the “Benchwick” brand further and penetrate the markets and encourages innovation and changes to an already developed and static industry. During the fiscal year ended December 31, 2023 and 2022, nil and 0.5% of our revenue came from patent licensing.

We serve customers in North America (mainly the United States and Canada), Europe and other regions. During the fiscal year ended December 31, 2023, 98.23% of our revenue came from customers in the United States and 1.28% came from customers in Canada. During the fiscal year ended December 31, 2022, 85.50% of our revenue came from customers in the United States and 12.95% came from customers in Canada. During the fiscal years ended December 31, 2023 and 2022, 0.49% and 0.49% of the revenue came from customers in Europe.

3D Printing Technology

3D printers work similarly to traditional printers. The printing materials include ink and coating in liquid or powder forms, and are superimposed layer by layer onto the substrate. Our 3D printing devices use technologies including Fused Deposition Modeling (FDM) system and LED/electron beam-curing 3D printing technology. The characteristics are as follows:

●
FDM systems and related technologies are currently the most accessible and widely used from consumer level to industrial level. 3D printers based on FDM technology print parts layer by layer from bottom to top by heating and extruding thermoplastic fibers (the most commonly used is ABS plastic). Production grade systems use a variety of standard, engineering and high performance thermoplastics with specific properties such as toughness, electrostatic dissipation, translucency, biocompatibility, ultraviolet resistance and high thermal flexure.

●
LED-curing 3D printing technology is the earliest 3D printing technology and it is also a relatively developed 3D printing technology at present. The basic principle of this technology is to utilize the cumulative molding of materials, namely, to divide the shape of a three-dimensional target part into several planar layers, and scan the liquid photosensitive resin with a light beam of a certain wavelength, so that the scanned part can be cured, while the place not irradiated is still liquid, and finally each layer accumulates into the required target part, and the material utilization rate can reach 100%.

Our Products

Our 3D printed vinyl flooring panels consist of three layers, (i) the substrate, which is the main body of the plank, (ii) the decorative layer, which shows the color and patterns, and (iii) the surface layer, which can provide different textures and functionalities. We manufacture the substrate, and use 3D printing technologies to add the decorative layer and the surface layer. We have a “digital inventory” of part designs and printing instructions and a physical inventory of raw materials. Our production is on demand. We manufacture products in small batches and do not keep large physical inventory of the products. All of our products are phthalate-free, customizable, durable, heat resistant, corrosion resistant, UV resistant and water resistant.

Our subsidiaries, NBS, NCP and Crazy Industry, own four proprietary 3D printing technologies for the production and manufacture of vinyl flooring, offering different functionalities and aesthetic finishes: Infinite Glass, DSE, TruBevel, and MattMaster. NBS, NCP and Crazy Industry own a portfolio of over 80 granted, pending or published patents on these technologies.

Benchwick
Covering By Innovation

Armor Dual
Digital Synchronized Effect with ArmorDual
Trubevel
Infinite Glass
Digital Printing

Benchwick
Covering By Innovation

3D Printing Ecosystem

The Benchwick 3D printing ecosystem now incorporates an array of diverse substrates.Ocean Plastic Blue®, WPC, Rigid Core, Waterproof laminate and veneer options, combined with HDF board integration, open up a world of possibilities for designers and manufacturers. Whether it's waterproofing solutions or intricate veneer patterns, Benchwick's ecosystem empowers creativity and performance like never before.

Infinite Glass

Infinite Glass is a decorative panel with a transparent protective layer that deflects harmful UV rays away from the decorative layer underneath it. The protective layer is comprised of a polyurethane composition which is the reaction product of a polyester polyol, a polyether polyol and an isocyanate. Without such protective layer, UV rays can penetrate the material and overtime damage the floor and cause discoloration. Infinite Glass greatly increases durability and reduces discoloration.

DSE

DSE (Digital Synchronized Effect) is a revolutionary technology that generates defined and synchronized textures to mimic real wood or real tile haptic. It can generate a multi-layered embossing structure which is comprised of (i) at least one partially or fully cured base layer provided with a plurality of indentations, and (ii) at least one partially or fully cured elevated pattern layer formed by a plurality of elevations printed on top of said base layer.

TruBevel

TruBevel Technology can produce planks with pressed bevel effect, realistic grout designs and rustic edges, which provide more customization options.

ArmorDual

ArmorDual is a technology to infuse anti-microbial coatings as the top layer of planks. The ArmorDual coating is resistant to staining, mold and mildew that may cause unpleasant odor.

MattMaster-Electron Beam

The MattMaster is an electron beam curing technology to cure protective coatings for flooring and other interior surfaces. The conventional curing process of coatings for flooring and other interior surfaces requires a lot of energy to develop sufficient heat and curing time. The MattMaster curing process relies on the high energy of accelerated electrons that creates a bridging density in resin molecules, and therefore saves energy and reduces environmental impact. Regardless of whether the flooring is rigid core, wood, laminate, we can produce a super low gloss with high product performance that is durable, anti-stain, anti-bacterial, color fading resistance for over 10 years. This technology can be used to create superior water-resistant dimensional stability to flooring and eliminate curling and cracking.

Blue Eleven

Blue Eleven is our sustainability initiative. The substrate layers of Blue Eleven products are made with 80% recycled ocean plastic, sanitized and processed for safe reuse.

Envision

Envision is a patent-approved artificial intelligence learning system, comprising processors and non-transitory program storage devices (NPSDs) capable of reading instructions executable by processors to generate decorative patterns, such as decorative floor panels, wall panels or ceiling panels. The algorithm can recognize the characteristics in a sample image, search our pattern database to find similar products that are already in our products lineup or generate a similar but distinctive pattern to be added to our products lineup. We plan to build a database of patterns that we already own and patterns generated by the algorithm, so that when a sample pattern is input into the system, the algorithm can recognize the characteristics in the sample image, search our pattern database to find similar products that are already in our products lineup or generate a similar but distinctive pattern to be added to our products lineup. With the assistance of such algorithm, we can save time and money on finding designs and offer more options to our customers. We believe we can also apply the algorithm to help customers find their desired products. By uploading pictures of desired products to the algorithm, we can find existing product in our lineup that fits the samples the most or generate a new design that combines all the features the customer desires.

Competition and Competitive Advantages

The floorcovering industry is highly competitive. We believe the principal competitive factors in our primary floorcovering markets are product design, quality and service. We compete with wood flooring and conventional vinyl flooring manufacturers and some of these manufacturers have greater financial resources than we do. Nevertheless, we believe we have competitive advantages in several areas. 3D printing offers customers limitless design with low labor and inventory cost. Our products are made to have a long and economically sustainable life cycle. In addition, our experience management team has led our business to a global success with sales in North America (mainly the United States and Canada), Europe and other regions.

Commitment to Innovation

Innovation has always been our core value. Our commitment to new approaches in designing and manufacturing drives us to create new ways to improve how our core customers live and work. We invest substantial resources in research and product development and are committed to rapidly building new products and customizable and functional solutions to delight our customers. Our product development team is committed to product design and development, and they focus their efforts on enhancing function, use, performance and flexibility of our products. As of the date of this Annual Report, our subsidiaries, NBS, NCP and Crazy Industry own a portfolio of over  80 granted, pending or published patents on 3D printing technology for the production and manufacture of decorative products. We strive to make our products customizable, functional and affordable. We offer products of all sizes, styles and materials in accordance with the customers’ needs, regardless of the order quantity. These advanced technologies also make our products natural, realistic, outstanding in wear resistance, scratch resistance, bacterium resistance and sound-proof effect. Our automated production lines provide short production cycle and great efficiency and minimize scrap rate and labor cost. We believe our technologies enhance our product performance and improve our flexibility and responsiveness to surging demand, supply chain fluctuations and labor shortages.

Advanced and Competitive Technologies

Traditional vinyl flooring is generally labor intensive and requires a large space and layout. Traditional vinyl flooring production usually requires 5 to 8 people per production line. During the production from raw materials to packages, the products need to be moved at least four times. 3D printing technology allows us to automate the production process and to lower labor costs. Our machinery can print multiple functional layers in one setting, and therefore requires less space to accommodate different machines. In addition, traditional vinyl flooring has a low barrier to entry with simple machinery. The 3D printed vinyl flooring market is much less competitive as we do not know of other manufacturers in the industry that use 3D printing technology to manufacture vinyl flooring. Moreover, because traditional vinyl flooring production usually have longer production cycle, traditional manufacturers usually manufacture in large quantities, which requires them to have large amount of inventory storage that includes films, wear layers and rigid cores. 3D printing, because it is automated with less labor requirement, can reduce the production time. As a result, we can produce 3D printed parts on demand, in single or small batches, to eliminate the need to hold physical inventory of spare and low volume parts. Furthermore, 3D printing allows us to provide more flexibility in design, pattern, shape and color, where traditional manufacturers are limited to the molds they have.

Limitless Customization

Conventional vinyl flooring manufacturers use molds, physical paper pressing or roller to generate three-dimensional pattern and texture on planks. Such methods are labor-intensive, and the design is limited by the number of molds. With 3D printing, we can achieve any combination of colors, patterns and finishes with a high degree of accuracy. We can tailor our products in accordance with specific requirements of our customers with no additional costs other than raw materials. We provide value to our customers with customization, affordability and short production cycle.

Low Labor and Inventory Cost

We usually start production after receiving an order from a customer because we have a short production cycle and can meet customers’ demand without pre-producing and keeping a large inventory. This allows greater flexibility without incurring unnecessary cost on material, labor and inventory.

Rigorous Quality Control

Our quality management system conforms to the FloorScore, ISO 14001: 2014 and ISO 9001: 2015 quality management systems. We thrive to provide our customers with reliable and high-quality products.

Professionally recognized sustainable practices

Our sustainability goal is to minimize carbon emissions and offer products that have a long and economically sustainable life cycle. We follow the evaluation process as well as hazard screening and risk assessment of FloorScore Products Innovation Institute, a non-profit that promotes the highest standard of sustainable product design, for all new raw materials. We assess the chemicals present in a product and any risks of exposure to hazardous chemicals during the intended use and end-of-use phases of a product’s lifecycle. Northann Corp’s Subsidiary, Benchwick, has been nominated for the Greenstep 2023 International Award for its 3D printing ecosystem and ocean-reclaimed plastic Blue11 core innovation.
3

Diversified Market Reach

We market and sell products in North America (mainly the United States and Canada), Europe and other regions. The diversified market reach mitigates any impact of changes in economic and political environment, regional industry trends and consumer preference. We continued to explore new markets and areas.

Experienced Management Team

Lin Li, our Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer, has over 10 years of leadership experience in the flooring and furniture industry. Kurtis W. Winn, our Chief Operating Officer and one of our directors, has over 30 years of experience in sales and management. Bradley C. Lalonde, our non-employee director appointee, is a partner and co-founder of Vietnam Partners, an investment banking serving the Vietnamese government and businesses in Vietnam, and has a 25-year career in investment and corporate banking and over 15 years of experience in general management. Charles James Schaefer IV, our non-employee director appointee, also has extensive experience in capital market. Scott Powell, our non-employee director appointee, has over 20 years of experience in capital markets, finance, corporate communications, and investor relations. We rely on our management team to provide helpful guidance in advancing our strategic and growth goals.

______________________
3
Source: FCW, Floor Covering Weekly, May 8th 2023 Green Step Sustainability Awards Program (2023), Page 20, International ‘Benchwick LLC’, available at: https://bt.e-ditionsbyfry.com/publication/?i=791262&p=20&view=issueViewer

Growth Strategies

Our primary objective is to create value through the sustaining growth in profits and cash flows from operating activities over various economic cycles. In order to achieve this objective, we strive to improve our cost structure, provide high quality services and products, expand our product range and increase our market share.

Made in the United States

Since the beginning of 2020, the COVID-19 pandemic has disrupted global supply chain and increased shipping costs. Because our primary markets are the United States and Canada, we believe production in the United States will reduce our logistics costs and environmental footprint. In addition, we currently have a 25% tariff and a 6% import tax on products shipped from China to the United States. Manufacturing and selling in the United States will reduce costs on tariffs and import tax. We also plan to source more raw materials from suppliers in Europe or North America, where there is no or a low tariff and import tax. Our production is automated and has low labor cost. We believe having our products made in the United States will improve our overall cost structure and our brand recognition. The plan will involve the following steps: (1) find a potential location, (2) conduct title searches and due diligence for the purchase or lease of the facility, (3) apply for a mortgage (not applicable if the facility is leased), (4) complete the purchase or lease, (5) start improvements, if necessary, (6) purchase new equipment for manufacturing and pollution control, and (7) hire local labor to start operations. We are working on the first step and have engaged a broker to find a potential location. We are looking for an existing industrial facility suitable for manufacturing use that supports our manufacturing requirements, has a well-developed transportation network that would meet our demands, is served by utilities, especially electricity, natural gas, water, sewer and high-speed telecommunications, has a favorable local employment pool and competitive operating costs (labor, utilities and taxes). We believe that finding a location will be the most time-consuming and challenging part of the plan. We plan to engage local experts to navigate local laws and requirements. The cost to set up manufacturing capabilities in the United States is expected to be approximately $20 million. We plan to finance the purchase of the facility by mortgage and from profits from operations. We expect to start manufacturing products in the United States in three to six months after this offering is completed. If the plan is successfully executed, we plan to maintain manufacturing in the United States and China in the short term. We plan to gradually shift manufacturing from China to the United States in the long term and eventually close the manufacturing sites in China. However, there is no assurance that such plans will be commercially successful or that the actual outcome of the plans will match our expectations.

Vertical integration

Currently, some of our products’ patterns are designed in-house and some are sourced from third parties. NCP did not purchase any patterns during the fiscal years 2023 and 2022. Patterns purchased from third-party designers prior to fiscal year 2022 accounts for about 68% of all the patterns we have. As the third-party designers are our upstream suppliers, we wanted to bring the designing step in-house and replacing the third-party designers with our proprietary technologies. NBS has developed an artificial intelligence learning system, Envision, comprising processors and non-transitory program storage devices (NPSDs) capable of reading instructions executable by processors to generate decorative patterns, such as decorative floor panels, wall panels or ceiling panels.
NBS is in the process of registering a patent of this invention.
The algorithm can recognize the characteristics in a sample image, search our pattern database to find similar products that are already in our products lineup or generate a similar but distinctive pattern to be added to our products lineup. We have built a database of patterns that we already own and patterns generated by the algorithm, so that when a sample pattern is input into the system, the algorithm can recognize the characteristics in the sample image, search our pattern database to find similar products that are already in our products lineup or generate a similar but distinctive pattern to be added to our products lineup. With the assistance of such algorithm, we can save time and money on finding designs and offer more options to our customers. We believe we can also apply the algorithm to help customers find their desired products. By uploading pictures of desired products to the algorithm, we can find existing product in our lineup that fits the samples the most or generate a new design that combines all the features the customer desires.

Expand Market Share

Our management team has always focused on expanding market share, we believe our “made in the United States” and “vertical integration” strategies will help expand our product lineups, build our brand recognition and reach more end consumers in the United States, which is our biggest market. With additional marketing efforts, we believe we will increase customer penetration and expand the geographical coverage of products, and therefore expand market share.

Manufacturing and Logistics

NCP manufactures the products in its factory in Changzhou, China. NCP has 88 units of 3D printing equipment in NCP’s factory in China and has the capacity to produce more than 18,000 square meters of vinyl flooring per day.

The majority of our sales were made to large-sized wholesale distributors and a small portion of our sales were to individual consumers for home renovation. We generated 99.23% and 98.94% of our revenue from wholesale and 0.77% and 1.06% from retail for the fiscal years ended December 31, 2023 and 2022, respectively.

Products sold to distributors were transported to the airport or seaport by our own transportation team and were picked up by the customers or their contractors for air or sea transportation.

Retail sales were generated through Dotfloor.com, our online store that offers our vinyl flooring products to retail customers in the United States. Dotfloor works with third-party logistic service providers for the delivery of our products.

Customers and Suppliers

Our Customers

During the fiscal years ended December 31, 2023 and 2022, we had revenue from the following countries:

	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended December 31, 2022
North America
United States	98.23%	85.50%
Canada	1.28%	12.95%
Europe
United Kingdom	* %	*	%
Netherlands	-%	*	%
Croatia	-%	*	%
Other	-%	1.06%

*	less than 1%

We consider major customers to be those that accounted for more than 10% of sales revenue. During the fiscal year ended December 31, 2023, two major customers accounted for a total of
91% of our total revenues]. During the fiscal year ended December 31, 2022, two major customers accounted for a total of 30% of our total revenues.

Our Suppliers and Raw Materials

Our raw materials mainly include ink, coating, resin, sound padding, and glue. 3D substrate boards are mainly produced with resins from local suppliers. The final effect and quality of products mainly depend on the quality of raw materials. At present, the types of ink on the market are water-based ink, UV ink and oil ink. The ink we use is a kind of UV ink with the advantages of being more environmentally friendly, unscented, formaldehyde-free, dosage-saving and easily solidified. The coatings used include 3D varnish, hot melt paint, prima and paint, which have the advantages of wear resistance, pollution resistance, ultra-violet resistance, corrosion resistance and color stability. Based on customers’ needs, we will purchase specific types of raw materials and apply our unique technology to process the raw materials into finished products meeting the customer’s requirements.

We carefully select our suppliers to only work with those that comply with all applicable laws, including laws and regulations on labor, employment, environment, human rights, payroll, working hours, health and safety, and give priority to suppliers that can demonstrate their commitment to sustainable development performance. We purchase the raw materials from different suppliers, for example, the powder and coating for making the base board are primarily purchased from suppliers in China and the ink is imported from Japan. We usually review and evaluate suppliers in accordance with raw material price, demand and customer feedback, and maintain good relationships with high-quality suppliers. At the same time, we maintain close contact with different suppliers to ensure sufficient and timely supply of raw materials.

We order raw materials from suppliers based on our needs, instead of entering into long-term supply agreements with the suppliers. We are able to ensure consistent delivery and competitive pricing because of our long-term business relationships with these suppliers.

We consider major suppliers to be those that accounted for more than 10% of our total cost. For the fiscal year ended December 31, 2023, three major suppliers accounted for a total of 32% of our total cost of revenues. For the fiscal year ended December 31, 2022, three major suppliers accounted for a total of 68% of our total cost of revenues.

Intellectual Property

Patent

Our subsidiaries, NBS, NCP and Crazy Industry, own a total of 84 granted, pending or published patents on 3D printing technology for the production and manufacture of decorative products. We rely on the patents to protect our business interests and ensure our competitive position in the industry. As of the date of this Annual Report, NBS, NCP and Crazy Industry have 7 pending patents, 34 published patents and 43 granted patents. The 43 granted patents include
13
granted patents in the United States and Netherlands We have 4 pending or published patents under the PCT (Patent Cooperation Treaty).

The granted patents are listed as follows:

Owner	Country	Patent Code	Patent Name	Authorization Date (YYYY/MM/DD)	Expiry Date (YYYY/MM/DD)

NBS	Netherlands	2022925	Decorative panel, panel covering, and method of producing such a decorative panel	2020/10/20	2039/04/11

NBS	United States	10,895,079	Decorative panel, panel covering, and method of producing such a decorative panel	2021/01/19	2039/04/24

NBS	United States	11,414,874	Decorative panel, panel covering, and method of producing such a decorative panel	2021/08/16	2039/04/24

NBS	European Patent Convention	3953540	Decorative panel, panel covering, and method of producing such a decorative panel	2023/03/01	2040/04/14

NBS	Netherlands	2024631	Decorative surface covering element, surface covering element covering, and method of producing such a decorative surface covering element	2021/09/07	2040/01/09

NBS	Australia	2021205306	Decorative surface covering element, surface covering element covering, and method of producing such a decorative surface covering element	2023/03/09	2041/01/11

NBS	European Patent Convention	4087989	Decorative surface covering element, surface covering element covering, and method of producing such a decorative surface covering element	2023/11/01	2041/01/11

NBS	Netherlands	2024632	Panel, in particular a floor panel, ceiling panel or wall panel, and use of an additional layer in a laminated multi-layer structure of a panel.	2021/09/07	2040/01/09

NBS	Australia	2021206145	Panel, in particular a floor panel, ceiling panel or wall panel, and use of an additional layer in a laminated multi-layer structure of a panel.	2023/12/14	2041/01/11

NBS	Netherlands	2025115	Decorative surface covering element, surface covering element covering, and method of producing such a decorative surface covering element	2021/10/19	2040/03/12

NBS	United States	11,421,424	Decorative surface covering element, surface covering element covering, and method of producing such a decorative surface covering element	2022/08/23	2040/04/30

NBS	United States	11,643,822	Decorative surface covering element, surface covering element covering, and method of producing such a decorative surface covering element	2023/05/09	2040/04/30

NBS	Netherlands	2030694	DECORATIVE PANEL, DECORATIVE COVERING, METHOD AND SYSTEM FOR PRODUCING SUCH A PANEL	2023/08/04	2042/01/25

NBS	Netherlands	2032705	COMPUTER-IMPLEMENTED METHOD FOR GENERATING A DECORATIVE PATTERN FOR DECORATIVE PANELS, AND MANUFACTURING METHOD OF SUCH PANELS	2024/02/16	2042/08/09

NBS	United States	11,861,243	COMPUTER-IMPLEMENTED METHOD FOR GENERATING A DECORATIVE PATTERN FOR DECORATIVE PANELS, AND MANUFACTURING METHOD OF SUCH PANELS	2024/01/02	2040/08/18

NBS	Netherlands	2032744	COMPUTER-IMPLEMENTED METHOD AND SYSTEM FOR ORDERING AND MANUFACTURING A SET OF DECORATIVE PANELS	2024/02/16	2042/08/12

NCP	China	2018210720360	PVC sheet extrusion molding unit for veneer	2019/03/19	2028/07/06

NCP	China	2018210720233	Convenient production of PVC board for decorative board and its manufacturing device	2019/05/03	2028/07/06

NCP	China	2018212597515	Special piping device for special PVC decorative board	2019/04/02	2028/07/06

NCP	China	2018212597905	Low-dust edge trimming device for PVC board for decorative board	2019/04/16	2028/07/06

NCP	China	201821259752X	PVC board components for long-term sealing of decorative panels	2019/05/10	2028/07/06

NCP	China	201821259745X	Convenient maintenance synchronous hemming device for PVC board for decorative board	2019/04/19	2028/07/06

NCP	China	2018213255055	Dust removal device for PVC decorative board hemming equipment	2019/05/10	2028/08/16

NCP	China	2018214288200	3D effect PVC board bottom coating device for decorative board	2019/04/30	2028/08/29

NCP	China	2018214148493	3D printing PVC board manufacturing device for decorative board	2019/04/30	2028/08/29

NCP	China	2018214142764	Special coating PVC decorative board turning device	2019/04/02	2028/08/29

NCP	China	2018214250542	PVC decorative board edge coating deburring device	2019/06/04	2028/08/30

NCP	China	201821425074X	PVC decorative board edge coating removal device	2019/06/25	2028/08/30

NCP	China	2018214228407	PVC decorative board compression molding device	2019/06/28	2028/08/30

NCP	China	2018214497437	3D pattern PVC decorative board multilayer embossing device	2019/04/16	2028/09/04

NCP	China	2018214506690	PVC decorative board lamination work platform	2019/04/16	2028/09/04

NCP	China	2018222376006	A 3D effect PVC decorative board and its production line	2019/12/13	2028/12/28

NCP	China	201921620010X	An easy-to-install prefabricated sheet of magnesia material	2020/08/11	2029/09/26

NCP	China	2019216199988	An ultra-high wear-resistant 3D textured sheet	2020/08/11	2029/09/26

NCP	China	2019216200044	A magnesium oxide material sheet suitable for digital printing and 3D synchronization effect	2020/08/11	2029/09/26

NCP	China	2019216200171	A 3D effect sheet based on wear-resistant film	2020/08/11	2029/09/26

NCP	China	2022200225170	3D printing decorative sheet production line that can be used for 3D printing wear layer	2022/09/20	2032/01/05

Crazy Industry	China	2019223385825	Conveyor roller drive structure for decorative sheet production line	2020/10/27	2029/12/23

Crazy Industry	China	2019223386936	Decorative sheet anti-springboard drawing unit	2020/10/27	2029/12/23

Crazy Industry	China	2019223387229	Universal sheet drawing production line	2020/10/27	20129/12/23

Crazy Industry	China	2019223388310	Quarter Turn Modules for Panel Production Lines	2020/10/27	2029/12/23

Crazy Industry	China	2019223388611	Sheet pattern printing line unit in front of the alignment mechanism	2020/10/27	2029/12/23

Crazy Industry	China	2019223390448	Three-way selection turning module for decorative panel production line	2020/10/27	2029/12/23

Crazy Industry	China	2019223390768	Panel alignment unit for decorative panel production lines	2020/10/27	2029/12/23

Crazy Industry	China	2019223392015	Universal 3D printing patterned decorative sheet production line	2020/11/13	2029/12/23

Crazy Industry	China	2021225058204	Flatbed printing anti-collision mechanism for plates	2022/06/10	2031/10/18

Crazy Industry	China	2021225058929	Plate 3D printing temporary storage device	2022/06/14	2031/10/18

Crazy Industry	China	2021222071508	Easy splicing 3D printing sheet	2022/06/14	2031/09/12

Crazy Industry	China	2021222070488	A highly wear-resistant and non-slip 3D printed floor	2022/06/14	2031/09/12

Crazy Industry	China	2021222053266	Drying mechanism for 3D printing plate	2022/06/10	2031/09/12

NBS has licensed some of its patents to i4F Licensing N.V. with the goal to promote our technologies in the flooring industry. We believe that a wider market acceptance of 3D printed flooring helps establish our brand further and to penetrate the markets and encourages innovation and changes to the rather developed and static industry.

NBS has also granted a sublicensing company the exclusive and worldwide right to sublicense certain other patents and enter into sublicensing agreement with sublicensees, pursuant to a license agreement dated May 1, 2019, as amended. The licensee agreed to develop a focused market approach to sublicense the patents. Net proceeds of all sublicense fees or other forms of royalty from the patents, subject to any definitive sublicensing agreement, after deduction of certain expenses, shall be shared equally between NBS and the licensee. The licensee shall report to NBS before entering into any sublicense agreement. NBS shall have 5 days from receiving such notice to authorize the sublicensing agreement. Authorization is considered provided if no answer is received within such 5 days. NBS shall report to the licensee if NBS licenses the patents to its affiliate within 4 weeks after such licensing to the affiliate. NBS also agreed not to sell, assign or otherwise transfer the patents to any third party or affiliate unless such third party or affiliate has agreed in writing to be subject to the agreement. The agreement will terminate upon expiration of the patents. Either party can terminate the agreement if the other party fails to make payment and fails to remedy within one month, if the other party breaches the confidentiality clause of the agreement, or if the other party fails to perform the obligations and fails to remedy within three months. NBS did not enter into any sublicense agreement during the fiscal years ended December 31, 2023 and 2022.

Trademark

NCP and NDC own a variety of trademarks under which the products are marketed. As of the date of this Annual Report, NCP and NDC have registered eleven trademarks in the United States, four trademarks in the European Union and sixteen trademarks in China. Among such trademarks, the names “Benchwick”, “Northann” and “Dotfloor” are of great importance to our business. We believe that we have taken adequate steps to protect our interest in all trademarks.

Domain

NDC maintains websites at www.northann.com
,
www.benchwick.com, www.dotfloor.com. The information contained on these websites is not intended to form a part of, or be incorporated by reference into, this Annual Report.

Research and Development

Crazy Industry has a research and development team of seven people.

In 2018, we established our subsidiary Crazy Industry in China to focus on 3D printing research and development. During the fiscal years ended December 31, 2023 and 2022, we invested US$1,899,299 and US$1,468,989 in research and development. Members of our R&D team frequently participate in industry conferences and engage with industry experts. As of the date of this Annual Report, our subsidiaries, NBS, NCP and Crazy Industry, have a portfolio of over 80 granted, pending or published patents worldwide.

NBS has developed an artificial intelligence learning system,
Envision,
 comprising of processors and non-transitory program storage devices (NPSDs) capable of reading instructions executable by processors to generate decorative patterns, such as decorative floor panels, wall panels or ceiling panels. NBS is in the process of registering a patent of this invention. The algorithm can recognize the characteristics in a sample image, search our pattern database to find similar products that are already in our products lineup or generate a similar but distinctive pattern to be added to our products lineup. We plan to build a database of patterns that we already own and patterns generated by the algorithm, so that when a sample pattern is input into the system, the algorithm can recognize the characteristics in the sample image, search our pattern database to find similar products that are already in our products lineup or generate a similar but distinctive pattern to be added to our products lineup.

Seasonality

We typically see a decrease in market activity in the first quarter of the year. Working capital requirements are distributed equally among the quarters.

Employees

As of December 31, 2023, the Company and our subsidiaries have a total of 73 employees, working in the following departments:

Number of employees
United States
Management	3
Administration	3
Warehouse	1

China
Production	52
Quality control	2
R&D	5
Management	2
Procurement	2
Accounting and Finance	2
Administration and Human Resource	1
Total	73

We provide our employees with social security benefits in accordance with all applicable regulations and internal policies.

We fulfill our legal responsibility to protect the health and safety of our employees by providing a safe workplace that meets the applicable labor and sanitation standards, controlling risks to health, and ensuring that their plants and machinery are safe and that work safety systems and guidelines are both established and adhered to. We also make sure that all materials and machineries are transported, stored, and used safely, provide adequate welfare facilities, provide employees the information, instruction, training, and supervision necessary to preserve their health and safety, and consult with employees on health and safety matters.

In general, we consider our relationship with our employees to be good.

Environmental

Our manufacturing operations in China are subject to various national and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past.

Insurance

We have purchased insurance for quality assurance, transportation and warehousing of our products. We have not made any material insurance claims for our business.

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the Securities and Exchange Commission (the “SEC”) quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website, www.strong-entertainment.com, shortly after they are filed with, or furnished to, the SEC. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers.

ITEM 1A.	RISK FACTORS

Our business and financial performance are subject to various risks and uncertainties, some of which are beyond our control. We discuss in this
section some of the risk factors that, if they actually occurred, could materially and adversely affect our business, financial condition and results of operations. In that event, the trading price of our Common Shares could decline, and our shareholders may lose part or all of their investment. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. We undertake no obligation to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Summary of Risk Factors

We have in the past been adversely affected by certain of, and may in the future be materially and adversely affected by, the following risks:

•
The Company is a holding company and will rely on dividends paid by its subsidiaries for its cash needs. Any limitation on the ability of its subsidiaries to make dividend payments to the Company, or any tax implications of making dividend payments to the Company, could limit the Company’s ability to pay its expenses or pay dividends to holders of its common stock.

•	Fluctuations in exchange rates could have a material adverse effect on our results of operations.
•
If the availability of direct materials (raw materials, packaging, sourced products, energy) decreases, or these costs increase, and we are unable to either offset or pass along increased costs to our customers, our financial condition, liquidity or results of operations have been and could continue to be adversely affected.

•	Disruption to suppliers of raw materials could have a material adverse effect on us.
•	We have significant levels of sales in certain channels of distribution and reduction in sales through these channels could adversely affect our business.
•	Our patent applications may not be granted, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
•	Our financial statements contain an explanatory paragraph regarding uncertainty as our ability to raise capital and therefore cast substantial doubt about our ability to continue as a going concern.
•	We may not be able to successfully implement our business strategies and future plans.
•
As a “controlled company” under the rules of the NYSE American Company Guide, we may choose to exempt our Company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Risks Related to Our

Corporate Structure

The Company is a holding company and will rely on dividends paid by its subsidiaries for its cash needs. Any limitation on the ability of its subsidiaries to make dividend payments to the Company, or any tax implications of making dividend payments to the Company, could limit the Company’s ability to pay its expenses or pay dividends to holders of its common stock.

Because the Company is a holding company, we conduct substantially all of our business through our subsidiaries in the United States, Hong Kong and China. The Company may rely on dividends to be paid by its subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay its operating expenses. If any of the subsidiaries incurs debt on its behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to the Company.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent the Company from declaring dividends. The Nevada Revised Statutes, however, prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

●	the Company would not be able to pay its debts as they become due in the usual course of business; or

●
the total assets of the Company would be less than the sum of the total liabilities of the Company plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

According to the Limited Liability Company Act of Delaware, in general, NBS may make a distribution to the Company to the extent, after giving effect to the distribution, all liabilities of NBS, other than liabilities to the Company on account of the Company’s membership interests in NBS, do not exceed the fair value of the assets of NBS.

According to the California General Corporation Law, Dotfloor and NDC may make a distribution to their stockholders if the retained earnings of each of Dotfloor and NDC equal at least the amount of the proposed distribution. The California General Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its stockholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1 and 1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years were less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1 and 1/4 times its current liabilities.

Benchwick, our Hong Kong subsidiary, is permitted, under the laws of Hong Kong, to provide funding to the Company through dividend distribution out of its profits.  Under the current practices of the Hong Kong Inland Revenue Department, no tax is payable in Hong Kong in respect of dividends paid to the Company as a Nevada corporation.

According to the PRC Company Law and the Foreign Investment Law, each of Crazy Industry, Marco, Ringold and NCP, as a foreign invested enterprise, or FIE, is required to draw 10% of its after-tax profits each year, if any, to fund a common reserve, which may stop drawing its after-tax profits if the aggregate balance of the common reserve has already accounted for over 50% of its registered capital. These reserves are not distributable as cash dividends. Furthermore, under the EIT Law, which became effective in January 2008, the maximum tax rate for the withholding tax imposed on dividend payments from PRC foreign invested companies to their overseas investors that are not regarded as a “resident” for tax purposes is 20%. The rate was reduced to 10% under the Implementing Regulations for the EIT Law issued by the State Council. However, a lower withholding tax rate might be applied if there is a tax treaty between China and the jurisdiction of a foreign holding company. Mainland China and the Hong Kong Special Administrative Region entered into a tax arrangement to avoid double taxation and prevent fiscal evasion with respect to income tax. The tax arrangement applies where a Hong Kong resident enterprise which is considered a non-PRC tax resident enterprise, directly holds at least 25% of equity interests in a PRC enterprise. In that case the withholding tax rate in respect to the payment of dividends by such PRC enterprise to such Hong Kong resident enterprise is reduced to 5% from a standard rate of 10%, subject to approval of the PRC local tax authority. Accordingly, Benchwick, our Hong Kong subsidiary, is able to enjoy the 5% withholding tax rate for the dividends it receives from its PRC subsidiaries (Crazy Industry, Ringold and Marco if Benchwick) satisfies the conditions prescribed in relevant tax rules and regulations and obtains the required approvals. However, if Benchwick is considered a non-beneficial owner for purposes of the tax arrangement, any dividends paid to it by its PRC subsidiaries directly would not qualify for the preferential dividend withholding tax rate of 5%, but rather would be subject to a rate of 10%.

In addition, in response to the persistent capital outflow and the Renminbi’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China (“PBOC”) and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subjected to tighter scrutiny in the future.

Risks Related to Doing Business in China

Changes in China’s political, economic or social conditions could have a material adverse effect on our business and operations.

Most of our products are manufactured through NCP in China and as a result, our business, financial condition, results of operations, and prospects may be influenced to a significant degree by political, economic and social conditions in China generally. The Chinese government plays a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes of economic conditions in China, in the policies of the Chinese government, or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, reduce production and weaken our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth. These measures may cause decreased economic activities in China, which may adversely affect our business and operating results.

Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.

Our PRC subsidiaries are subject to various PRC laws and regulations generally applicable to companies in China. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, however, the interpretations of many laws, regulations, and rules are not always uniform and enforcement of these laws, regulations, and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, however, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in the PRC legal system than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies, internal rules, and regulations that may have retroactive effects and may change quickly with little advance notice. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainties over the scope and effect of our contractual, property (including intellectual property), and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our PRC subsidiaries based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

Our subsidiaries conduct a substantial amount of operations (including the manufacturing of most of our products) in China and most of our assets and equipment are located in China. As a result, it may be difficult for you to effect service of process upon us or our PRC subsidiaries inside China. In addition, there is uncertainty as to whether the PRC would recognize or enforce judgments of U.S. courts against us or our PRC subsidiaries predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for stockholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to a company’s securities and business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability of an overseas securities regulator to directly conduct an investigation or evidence collection activities within China may further increase the difficulties faced by you in protecting your interests. See “Enforceability of Civil Liabilities.”

The PRC government exerts substantial influence over the manner in which our PRC subsidiaries conduct their business activities. The PRC government may also intervene or influence our operations at any time and may exert more control over foreign investment in China-based issuers, which could result in a material change in our PRC subsidiaries’ operations.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in our operations in China.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it began investigating Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s smartphone application be removed from smartphone application stores. Similarly, our business segments may be subject to various government and regulatory interference in the regions in which we operate. We could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Recent greater oversight by the Cyberspace Administration of China (the “CAC”) over data security could adversely impact our business.

On December 28, 2021, the CAC, together with 12 other governmental departments of the PRC, jointly promulgated the Cybersecurity Review Measures, which took effect on February 15, 2022. The Cybersecurity Review Measures provide that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase Internet products and services, data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Cybersecurity Review Measures, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Cybersecurity Review Measures further require that CIIOs and data processing operators that possess personal data of at least one million users must apply for a review by the Cybersecurity Review Office of the PRC before conducting listings in foreign countries.

On November 14, 2021, the CAC published the Security Administration Draft, which provides that data processing operators engaging in data processing activities that affect or may affect national security must be subject to network data security review by the relevant Cyberspace Administration of the PRC. According to the Security Administration Draft, data processing operators who possess personal data of at least one million users or collect data that affects or may affect national security must be subject to network data security review by the relevant Cyberspace Administration of the PRC. The deadline for public comments on the Security Administration Draft was December 13, 2021.

As of the date of this Annual Report, we have not received any notice from any authorities identifying our PRC subsidiaries as CIIOs or requiring us to go through cybersecurity review or network data security review by the CAC. We believe that the operations of our PRC subsidiaries and our listing will not be affected and that we will not be subject to cybersecurity review and network data security review by the CAC, given that: (i) because our companies mainly manufacture and sell vinyl flooring products, our PRC subsidiaries are unlikely to be classified as CIIOs by the PRC regulatory agencies; (ii) our PRC subsidiaries make all of their sales through distributors and do not collect or have access to personal data of the end customers and as a result, we possess personal data of fewer than one million individual clients in our business operations as of the date of this Annual Report; and (iii) since our PRC subsidiaries are in the vinyl flooring manufacture and wholesale industry, data processed in our business is unlikely to have a bearing on national security and therefore is unlikely to be classified as core or important data by the authorities. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future. During such reviews, we may be required to suspend our operations or experience other disruptions to our operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and a diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations.

If we and/or our subsidiaries were to be required to obtain any permission or approval from or complete any filing procedure with the China Securities Regulatory Commission (the “CSRC”), the CAC, or other PRC governmental authorities in connection with future follow-on offerings under PRC laws, we and/or our subsidiaries may be fined or subject to other sanctions, and our subsidiaries’ business and our reputation, financial condition, and results of operations may be materially and adversely affected.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which took effect on March 31, 2023. The Trial Measures requires companies in mainland China that seek to offer and list securities overseas, both directly and indirectly, to fulfill the filing procedures with the CSRC. According to the Trial Measures, the determination of the “indirect overseas offering and listing by companies in mainland China” shall comply with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (i) 50% or more of the issuer’s operating revenue, total profits, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year are accounted for by companies in mainland China; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China. On the same day, the CSRC held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which clarifies that (i) on or prior to the effective date of the Trial Measures, companies in mainland China that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges shall complete the filing before the completion of their overseas offering and listing; and (ii) companies in mainland China which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges and are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or stock exchange, but have not completed the indirect overseas listing, shall complete the overseas offering and listing before September 30,2023, and failure to complete the overseas listing within such six-month period will subject such companies to the filing requirements with the CSRC.

Based on the assessment conducted by the management, we are not subject to the Trial Measures, because our main business are not conducted within China, our main premises are not located in China, and the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis.. However, as the Trial Measures and the supporting guidelines are newly published, there exists uncertainty with respect to the implementation and interpretation of the principle of “substance over form”. As of the date of this Annual Report, there was no material change to these regulations and policies since our IPO. If our future follow-on offerings were later deemed as “indirect overseas offering and listing by companies in mainland China” under the Trial Measures, we may need to complete the filing procedures for our offering. If we are subject to the filing requirements, we cannot assure you that we will be able to complete such filings in a timely manner or even at all.

Since these statements and regulatory actions are new, it is also highly uncertain in the interpretation and the enforcement of the above cybersecurity and overseas listing laws and regulation. There is no assurance that the relevant PRC governmental authorities would reach the same conclusion as us. If we and/or our subsidiaries are required to obtain approval or fillings from any governmental authorities, including the CSRC, in connection with the listing or continued listing of our securities on a stock exchange outside of Hong Kong or mainland China, it is uncertain how long it will take for us and/or our subsidiaries to obtain such approval or complete such filing, and, even if we and our subsidiaries obtain such approval or complete such filing, the approval or filing could be rescinded. Any failure to obtain or a delay in obtaining the necessary permissions from or complete the necessary filing procedure with the PRC governmental authorities to conduct offerings or list outside of Hong Kong or mainland China may subject us and/or our subsidiaries to sanctions imposed by the PRC governmental authorities, which could include fines and penalties, suspension of business, proceedings against us and/or our subsidiaries, and even fines on the controlling shareholder and other responsible persons, and our subsidiaries’ ability to conduct our business, our ability to invest into mainland China as foreign investments or accept foreign investments, or our ability to list on a U.S. or other overseas exchange may be restricted, and our subsidiaries’ business, and our reputation, financial condition, and results of operations may be materially and adversely affected.

PRC regulations relating to offshore investment activities by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to increase its registered capital or distribute profits to us, or may otherwise adversely affect us.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37, to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or SAFE Circular 75, which ceased to be effective upon the promulgation of SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our stockholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect stockholder of an SPV is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident stockholders to update their registration with the local branch of SAFE. If any PRC stockholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We are aware that some of our stockholders are subject to SAFE regulations, and expect all of these stockholders will have completed all necessary registrations with the local SAFE branch or qualified banks as required by SAFE Circular 37. We cannot assure you, however, that all of these stockholders may continue to make required filings or updates in a timely manner, or at all. We can provide no assurance that we are, or will in the future continue to be informed of the identities of all PRC residents holding a direct or indirect interest in our common stock. Any failure or inability by such stockholders to comply with SAFE regulations may subject us to fines or legal sanctions, such as restrictions on our cross-border investment activities or our PRC subsidiaries’ ability to distribute dividends to, or obtain foreign exchange-denominated loans from, our company or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

PRC regulation of parent/subsidiary loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds of our IPO to make loans or additional capital contributions to our PRC operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We plan to use the proceeds from our IPO to purchase 3D printing equipment and manufacturing facilities in the United States and for research and development of new products. However, to the extent we may need to transfer any of the proceeds from our IPO to our subsidiary in Hong Kong, we are permitted to transfer the funds by capital contribution or loans without limitation on amount. To the extent we need to transfer any of the proceeds from our IPO to our subsidiaries in China, under PRC laws and regulations, we are permitted to fund our PRC subsidiaries by making loans to or additional capital contributions to our PRC subsidiaries, subject to applicable government registration, statutory limitations on amount, and approval requirements. Each of our PRC subsidiaries may increase its registered capital to receive additional capital contributions from us and currently there is no statutory limit to increasing its registered capital, subject to satisfaction of applicable government and filing requirements. Pursuant to relevant PRC regulations, we may provide loans to each PRC subsidiary up to the larger amount of (i) the balance between the registered total investment amount and registered capital of such PRC subsidiary, or (ii) twice the amount of the net assets of such PRC subsidiary calculated in accordance with the People’s Bank of China Circular 9, subject to satisfaction of applicable government registration or approval requirements. For any amount of loans that we may extend to our PRC subsidiaries, such loans must be registered with the local counterpart of SAFE. For more details, see “Regulations—PRC Regulations—Regulations Relating to Foreign Exchange.” These PRC laws and regulations may significantly limit our ability to convert the net proceeds of our IPO into RMB to fund the operation of our PRC subsidiaries. Moreover, we cannot assure you that we will be able to complete the necessary registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiaries or future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we received or expect to receive from our offshore offerings and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our business, including our liquidity and our ability to fund and expand our business.

Fluctuations in exchange rates could have a material adverse effect on our results of operations.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of RMB to the U.S. dollar, and RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between RMB and the U.S. dollar remained within a narrow band. Since June 2010, RMB has fluctuated against the U.S. dollar, at times significantly and unpredictably. On November 30, 2015, the Executive Board of the International Monetary Fund completed the regular five-year review of the basket of currencies that make up the Special Drawing Right, or the “SDR,” and decided that with effect from October 1, 2016, RMB was determined to be a freely usable currency and would be included in the SDR basket as a fifth currency, along with the U.S. dollar, the Euro, the Japanese yen, and the British pound. In the fourth quarter of 2016, RMB depreciated significantly in the backdrop of a surging U.S. dollar and persistent capital outflows from China. This depreciation halted in 2017, and RMB appreciated approximately 7% against the U.S. dollar during this one-year period. In 2018 and 2019, RMB depreciated 4.8% and 1.3% against the U.S. dollar. In 2020, the RMB appreciated approximately 6.9% against the U.S. dollar. With the development of the foreign exchange market and progress towards interest rate liberalization and RMB internationalization, the PRC government may in the future announce further changes to the exchange rate system, and we cannot assure you that RMB will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces, the PRC or the U.S. government policy may impact the exchange rate between RMB and the U.S. dollar in the future. Since we own and operate stores both in the PRC and the U.S., the fluctuations in exchange rates would have a negative effect on our business and results of operations and financial condition.

Under the EIT Law, we may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders and have a material adverse effect on our results of operations.

Under the EIT Law that became effective in January 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. Under the implementation rules of the EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances, and properties of an enterprise. In addition, a circular, known as “SAT Circular 82,” issued in April 2009 by the State Administration of Taxation, or the “SAT,” and partially amended by People’s Bank of China Circular 9 promulgated in January 2014, specifies that certain offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise groups will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and stockholders’ meetings; and half or more of the senior management or directors having voting rights. Further to SAT Circular 82, SAT issued a bulletin, known as “SAT Bulletin 45,” which took effect in September 2011 and was amended on June 1, 2015 and October 1, 2016 to provide more guidance on the implementation of SAT Circular 82 and clarify the reporting and filing obligations of Chinese controlled offshore incorporated resident enterprises, to provide more guidance on the implementation of SAT Circular 82 and clarify the reporting and filing obligations of such “Chinese-controlled offshore incorporated resident enterprises.” SAT Bulletin 45 provides procedures and administrative details for the determination of resident status and administration on post-determination matters. Although both SAT Circular 82 and SAT Bulletin 45 only apply to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreign individuals, the determining criteria set forth in SAT Circular 82 and SAT Bulletin 45 may reflect SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, PRC enterprise groups, or by PRC or foreign individuals.

If the PRC tax authorities determine that the Company’s actual management operations is within the territory of China, we may be deemed to be a PRC resident enterprise for PRC enterprise income tax purposes and a number of unfavorable PRC tax consequences could follow. First, we would be subject to the uniform 25% enterprise income tax on our world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Finally, dividends payable by us to our investors and gains on the sale of our shares may become subject to PRC withholding tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty),if such gains are deemed to be from PRC sources. It is unclear whether non-PRC stockholders of our Company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Although up to the date of this Annual Report, the Company has not been notified or informed by the PRC tax authorities that it has been deemed to be a PRC resident enterprise for the purpose of the EIT Law, we cannot assure you that it will not be deemed to be a PRC resident enterprise in the future.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

In February 2015, SAT issued a
Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises
, or “SAT Circular 7.” SAT Circular 7 provides comprehensive guidelines relating to indirect transfers of PRC taxable assets (including equity interests and real properties of a PRC resident enterprise) by a non-resident enterprise. In addition, in October 2017, SAT issued an
Announcement on Issues Relating to Withholding at Source of Income Tax of Non-resident Enterprises
, or “SAT Circular 37,” effective in December 2017, which, among others, amended certain provisions in SAT Circular 7 and further clarify the tax payable declaration obligation by non-resident enterprise. Indirect transfer of equity interest and/or real properties in a PRC resident enterprise by their non-PRC holding companies are subject to SAT Circular 7 and SAT Circular 37. SAT Circular 7 provides clear criteria for an assessment of reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. As stipulated in SAT Circular 7, indirect transfers of PRC taxable assets are considered as reasonable commercial purposes if the shareholding structure of both transaction parties falls within the following situations: i) the transferor directly or indirectly owns 80% or above equity interest of the transferee, or vice versa; ii) the transferor and the transferee are both 80% or above directly or indirectly owned by the same party; iii) the percentages in bullet points i) and ii) shall be 100% if over 50% the share value of a foreign enterprise is directly or indirectly derived from PRC real properties. Furthermore, SAT Circular 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets. Where a non-resident enterprise transfers PRC taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an indirect transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such indirect transfer to the relevant tax authority and the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding, or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

According to SAT Circular 37, where the non-resident enterprise fails to declare the tax payable pursuant to Article 39 of the EIT Law, the tax authority may order it to pay the tax due within the required time limits, and the non-resident enterprise shall declare and pay the tax payable within such time limits specified by the tax authority. If the non-resident enterprise, however, voluntarily declares and pays the tax payable before the tax authority orders it to do so within the required time limits, it shall be deemed that such enterprise has paid the tax in time.

We face uncertainties as to the reporting and assessment of reasonable commercial purposes and future transactions where PRC taxable assets are involved, such as offshore restructuring, selling shares of our offshore subsidiaries, and investments. In the event of being assessed as having no reasonable commercial purposes in an indirect transfer transaction, we may be subject to filing obligations or taxed if we are a transferor in such transactions, and may be subject to withholding obligations (to be specific, a 10% withholding tax for the transfer of equity interests) if we are a transferee in such transactions, under SAT Circular 7 and SAT Circular 37. Our PRC subsidiary may be requested to assist in the filing under the SAT circulars for share transfer by investors who are non-PRC resident enterprises. As a result, we may be required to expend valuable resources to comply with the SAT circulars or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that we should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors
, or the “M&A Rules,” and recently adopted regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the Ministry of Commerce of the PRC (“MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. MOFCOM must also be notified in advance of mergers or acquisitions that allow one market player to take control of or to exert a decisive impact on another market player when the threshold under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, or the “Prior Notification Rules,” issued by the State Council in August 2008 are triggered. In addition, the security review rules issued by MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by MOFCOM. The rules further prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions. It is clear that our business would not be deemed to be in an industry that raises “national defense and security” or “national security” concerns. MOFCOM or other government agencies, however, may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.

Risks Related to Our Business and Industry

We may be subject to tax and related penalties owed to the PRC government.

We may be subject to taxes and related penalties owed to the PRC government. This risk arises from our collection of proceeds from the sales of our products in the normal course of business, by the Company, or via its subsidiaries located in the United States or Hong Kong, and whereby the remittance made to the Company’s PRC subsidiaries may not be in the exact amounts reported to the PRC customs authority in connection with the application for export credit refunds which have already been refunded to the Company by the PRC government on the assumption that Company will fully remit the amounts indicated in its application. We are unable to estimate the amount due to the PRC government or determine if it is probable that the PRC government will make efforts to recover the tax credit refunds already paid to the Company and if there would be any related penalties. However, if the PRC government were to take actions to recover such export tax credit refunds, we may be required to pay additional tax and related penalties and our business and results of operations may be materially adversely affected.

Our financial condition and results or operations have been and will likely continue to be adversely impacted by the COVID-19 pandemic and the related downturn in economic conditions.

The COVID-19 pandemic continues to impact areas where we operate and sell our products. NCP manufactures our products in China and Benchwick, Marco, NDC and Dotfloor sell the products to North America, Europe and other regions. Our business is sensitive to macroeconomic events, including the COVID-19 pandemic. We have experienced certain disruptions to our business and further disruptions may occur that could materially affect our ability to obtain supplies, manufacture products or deliver inventory in a timely manner. Although we believe that we can manage our exposure to these risks, there is no guarantee that we will be able to do so in the future. The extent to which the COVID-19 pandemic continues to impact our operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the pandemic (including the possibility of further surges or variants of concern), the efficacy of the vaccination programs where we operate and sell products, supply chain disruptions, rising inflation, the ability to maintain sufficient qualified personnel due to labor shortages, employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-coverings and other safety requirements, or travel and other restrictions, and the actions taken by governments, businesses and individuals to contain the impact of the COVID-19 pandemic, as well as further actions taken to limit the resulting economic impact. Additionally, our suppliers and customers may also face the same and other challenges, which could lead to a decrease in construction and renovation spending and demand for our products and services. Accordingly, the COVID-19 pandemic and the related global reaction could have a material adverse effect on our business, results of operations and financial condition.

We compete with numerous flooring manufacturers in highly competitive markets. Competition can affect customer preferences, reduce demand for our products, negatively affect our product sales mix, leverage greater financial resources, or cause us to lower prices, any or all of which could adversely affect our financial condition, liquidity or results of operation
.

Our markets are highly competitive. We compete for sales of flooring products with many manufacturers and large-sized wholesale distributors of vinyl flooring as well as with manufacturers who also produce other types of flooring products. Some of our competitors have greater financial resources than we do. Competition can reduce demand for our products, negatively affect our product sales mix or cause us to lower prices. Our customers consider our products’ performance, content and styling, as well as customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets whether for performance, product content, styling preferences, or our inability to develop and offer new competitive performance features, could have an adverse effect on our sales. Regulatory action or new product standards could also steer consumers away from our products.

In addition, excess industry capacity for certain products in several geographic markets could lead to industry consolidation and/or increased price competition. We are also subject to potential increased price competition from overseas competitors, which may have lower cost structures.

Our failure to compete effectively through the management of our product portfolio, by meeting consumer preferences and gaining market leadership could have a material adverse effect on our financial condition, liquidity or results of operations.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our net revenues and profitability.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. New products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of flooring products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels, which could have a material adverse effect on our financial condition.

If the availability of direct materials (raw materials, packaging, sourced products, energy) decreases, or these costs increase, and we are unable to either offset or pass along increased costs to our customers, our financial condition, liquidity or results of operations have been and could continue to be adversely affected.

The availability and cost of direct materials, including raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of petrochemical-based raw materials in our manufacturing operations. The cost of some of these items has been volatile in recent years and availability has been limited at times. Ringold sources some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. In the fiscal years ended December 31, 2023 and 2022, 12.8% and 10.5% of the cost of revenue were for purchasing raw materials sourced from within China; 86% and 72.5% of the cost of revenue were for purchasing other supplies from suppliers in China that processed raw materials from out of China; and 1.2% and 17% of the cost of revenue were for purchasing raw materials sourced directly from Germany, the U.S., Japan, South Korea and other countries. The prices of raw materials sourced from outside China may be affected by international trade costs such as tariffs, transportation and foreign exchange rates, or international pandemics including but not limited to the COVID-19 pandemic, as well as geopolitical issues and the war in Ukraine.

This dependency and any limited availability could cause us to reformulate products or limit our production. Decreased access to direct materials and energy or significant increased cost to purchase these items, as well as increased transportation and trade costs, delays due to government-mandated initiatives in response to COVID-19 and any corresponding inability to pass along such costs through price increases or meet demand requirements, as applicable, have had and could continue to have a material adverse effect on our financial condition, liquidity or results of operations.

Disruption to suppliers of raw materials could have a material adverse effect on us.

Ink, coating, resin, sound padding, and glue are the principal raw materials used in our floorcovering products. We consider major suppliers to be those that accounted for more than 10% of the cost of revenues. During the fiscal year ended December 31, 2023, we had three
suppliers who collectively accounted for 32% of the total cost. During the fiscal year ended December 31, 2022, we had three suppliers who collectively accounted for 68% of the total cost. An interruption in the supply of these or other raw materials or sourced products used in our business or in the supply of suitable substitute materials or products would disrupt our operations, which could have a material adverse effect on our business. We continually evaluate sources of our principal raw materials for competitive costs, performance characteristics, brand value, and diversity of supply.

We have significant levels of sales in certain channels of distribution and reduction in sales through these channels could adversely affect our business.

A significant amount of our sales is generated through a few key customers, including large-sized wholesale distributors. We consider major customers to be those that accounted for more than 10% of sales revenues. For the fiscal year ended December 31, 2023, two major customer accounted for 91% of our total revenues. For the fiscal year ended December 31, 2022, two major customers accounted for a total of 30% of our total revenues. A change in strategy by these customers to emphasize products at a lower price point than we currently offer will limit future sales opportunities with these customers. The reductions of sales through this channel could adversely affect our business if we are not able to replace the volume through other sales outlets and product offerings.

Our business is sensitive to changes in general economic conditions. Downturns in commercial and residential construction, remodeling and refurbishing activities could adversely affect our financial condition, liquidity or results of operations.

Our business has greater sales opportunities when construction is strong and, conversely, has fewer opportunities when such activity declines. The cyclical nature of commercial and residential construction and remodeling and refurbishing activities tends to be influenced by prevailing economic conditions, including the rate of growth in GDP, prevailing interest rates, government spending patterns, business, investor and consumer confidence and other factors beyond our control. Prolonged downturns in construction activity could have a material adverse effect on our financial condition, liquidity or results of operations.

We are subject to various environmental, safety and health regulations that may subject us to costs, liabilities and other obligations, which could have a material adverse effect on our business, results of operations and financial condition.

The production in our PRC facility is subject to various environmental, safety and health and other regulations that may subject us to costs, liabilities and other obligations which could have a material adverse effect on our business. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. We could incur material expenditures to comply with new or existing regulations, including fines and penalties and increased costs of our operations. Additionally, future laws, ordinances, regulations or regulatory guidelines could give rise to additional compliance or remediation costs that could have a material adverse effect on our business, results of operations and financial condition.

Various PRC environmental laws govern the use of our facilities. These laws govern such matters as:

•	Discharge to air and water;
•	Handling and disposal of solid and hazardous substances and waste, and
•	Remediation of contamination from releases of hazardous substances in our facilities and off-site disposal locations.

The production in our PRC facility is also governed by PRC laws relating to workplace safety and worker health, which, among other things, establish noise standards and regulate the use of hazardous materials and chemicals in the workplace. We have taken, and will continue to take, steps to comply with these laws. If we fail to comply with present or future environmental or safety regulations, we could be subject to future liabilities. However, we cannot ensure that complying with these environmental or health and safety laws and requirements will not adversely affect our business, results of operations and financial condition.

We may be exposed to litigation, claims and other legal proceedings in the ordinary course of business relating to our products or business, which could have a material adverse effect on our business, results of operations and financial condition.

In the ordinary course of business, we may be subject to a variety of work-related and product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters that are inherently subject to many uncertainties regarding the possibility of a loss to our business. Such matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or resolve these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance, the policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels. Additionally, adverse publicity arising from claims made against us, even if the claims are not successful, could adversely affect our reputation or the reputation and sales of our products.

Our business operations could suffer significant losses from natural disasters, catastrophes, fires, or other unexpected events.

Our business involves substantial investments in manufacturing facilities in our facility in China. The facility could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes and earthquakes, or by fire or other unexpected events such as adverse weather conditions or other disruptions to our facilities, supply chain or our customer’s facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations.

We may need to defend ourselves against patent or trademark infringement, or other intellectual property claims, which may be time-consuming and cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our vehicles or components, which could make it more difficult for us to operate our business. We may receive inquiries from patent or trademark owners inquiring whether we infringe on their proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, fuel cells or electronic power management systems may allege infringement of such rights. In response to a determination that we have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease development, sales, or use of vehicles that incorporate the asserted intellectual property;
●	pay substantial damages;
●	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all;
●	or redesign one or more aspects or systems of our trucks

A successful claim of infringement against us could materially adversely affect our business, prospects, operating results and financial condition. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.

Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information, including our technology and processes. In connection with our collaboration, partnership and license agreements, our rights to use licensed or jointly owned technology and intellectual property under such agreements may be subject to the continuation of and compliance with the terms of those agreements. In some cases, we may not control the prosecution, maintenance or filing of licensed or jointly owned patent rights, or the enforcement of such patents against third parties.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

●
any patent applications we submit may not result in the issuance of patents; the scope of our issued patents may not be broad enough to protect our proprietary rights; our issued patents may be challenged and/or invalidated by our competitors;

●	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;
●	current and future competitors may circumvent our patents;
●	and our in-licensed patents may be invalidated, or the owners of these patents may breach our license arrangements.

Patent, trademark, and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States.

Our patent applications may not be granted, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application for the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will result in the issuance of patents, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition or operating results.

Our financial statements contain an explanatory paragraph regarding uncertainty as our ability to raise capital and therefore cast substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2023 contain an explanatory paragraph regarding substantial doubt that the Company would continue as a going concern. As of and for the fiscal year ended December 31, 2023, the Company had a working capital deficit of $4,388,955 and net cash used in operating activities of $(4,617,817). As of and for the fiscal year ended December 31, 2022, the Company had a working capital deficit of $5,394,447 and net cash used in operating activities of $3,648,766. The Company may not have adequate liquidity to remain solvent and settle its obligations when payment become due. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Until we generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate our development plans. This may raise substantial doubts about our ability to continue as a going concern.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, misappropriation of assets and damage to our business relationships, all of which could negatively impact our business and results of operations.

Cyber incidents may result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation and damage to our tenants. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. Any processes, procedures and internal controls that we implement, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that our financial results, operations, business relationships, confidential information or price of the common stock will not be negatively impacted by such an incident.

Insider or employee cyber and security threats are increasingly a concern for all companies, including us. In addition, social engineering and phishing are a particular concern for companies with employees. We are continuously working to deploy information technology systems and to provide employee awareness training around phishing, malware and other cyber risks to ensure that we are protected against cyber risks and security breaches. Such technology and training, however, may not be sufficient to protect us and our tenants from all risks.

As a smaller company, we use third-party vendors to assist us with our network and information technology requirements. While we carefully select these third-party vendors, we cannot control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor could adversely affect our business and results of operations.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may not be able to successfully implement our business strategies and future plans.

As part of our business strategies and future plans, we intend to expand our business and have some of our products manufactured to the United States. The plan will involve the following steps: (1) find a potential location, (2) conduct title searches and due diligence to the facility, (3) apply for a mortgage unless the facility is leased, (4) complete the purchase or sign the lease, (5) start renovations and improvements, if necessary, (6) purchase new equipment for manufacturing and pollution control, and (7) hire local labor to begin operations. As of the date of this Annual Report, we are in the first step and have engaged a broker to find a suitable manufacturing location. We are looking for an existing industrial facility suitable for manufacturing use that supports our manufacturing requirements that has a well-developed transportation network that would meet the demands of the operation, is served by utilities, especially electricity, natural gas, water, sewer and high-speed telecommunications, has a favorable local employment pool and competitive operating costs (labor, utilities and taxes). We believe that finding a location will be the most time-consuming and challenging part of the plan. We intend to engage local experts to navigate local laws and requirements. The cost to set up manufacturing capabilities in the United States is expected to be approximately $20 million. We plan to finance the purchase of the facility by a mortgage and profits from the operation. We expect to start manufacturing products in the United States in three to six months after our IPO is completed. If the plans are successfully executed, we intend to maintain manufacturing in the United States and China in the short term. We plan to gradually shift manufacturing from China to the United States in the long term and eventually close the manufacturing sites in China.

See “Business – Growth Strategies – Made in the United States” on page 7.

While we have planned such expansion based on our outlook regarding our business prospects, there is no assurance that such plans will be commercially successful or that the actual outcome of the plans will match our expectations. The success and viability of our plans are dependent upon our ability to successfully carry out our business strategies and future plans and implement strategic business development and marketing plans effectively and upon an increase in demand for our products and services by existing and new customers in the future.

Further, the implementation of our business strategies and future plans may require substantial capital expenditure and additional financial resources and commitments. There is no assurance that these business strategies and future plans will achieve the expected results or outcome such as an increase in revenue that will be commensurate with our investment costs or the ability to generate any cost savings, increased operational efficiency and productivity improvements to our operations. There is also no assurance that we will be able to obtain financing on terms that are favorable, if at all. If the results or outcome of our future plans do not meet our expectations, if we fail to achieve a sufficient level of revenue or if we fail to manage our costs efficiently, we may not be able to recover our investment costs and our business, financial condition, results of operation and prospects may be adversely affected.

We will grant share-based awards in the future. Exercise of the share options or restricted shares granted will increase the number of common stock in circulation, which may adversely affect the market price of our common stock.

On May 30, 2023, the Company adopted the 2023 Equity Incentive Plan, or the 2023 Plan, for the purpose of granting share based compensation awards to current or prospective employees, directors, officers, advisors or consultants of the Company or its affiliates and align their interests with ours. The maximum aggregate number of shares of common stock we are authorized to issue pursuant to all awards under the 2023 Plan is 4,000,000. As of the date of this Annual Report, no shares of common stock were granted under the 2023 Plan. We may adopt other share incentive plans in the future that permits granting of share-based compensation awards to employees and directors, which will result in significant share-based compensation expenses to us.

Competition for highly skilled personnel is often intense and we may incur significant costs or not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our ability to attract or retain highly skilled employees may be adversely affected by declines in the perceived value of our equity or equity awards. Furthermore, there are no assurances that the number of shares reserved for issuance under our share incentive plans will be sufficient to grant equity awards adequate to recruit new employees and to compensate existing employees.

Risks Related to Ownership of Our Common Stock, Preferred Stock and Our Status as a Public Company

Our common stock may be delisted or prohibited from being traded on a national exchange under the Holding Foreign Companies Accountable Act (the “HFCA Act”) and the Consolidated Appropriations Act, 2023, if the Public Company Accounting Oversight Board (the “PCAOB”) is unable to inspect our auditors for two consecutive years. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of the shareholders’ investment.

On May 20, 2020, the U.S. Senate passed the HFCA Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the HFCA Act. On December 18, 2020, the HFCA Act was signed into law.

On March 24, 2021, the SEC announced the adoption of interim final amendments to implement the submission and disclosure requirements of the HFCA Act. In the announcement, the SEC clarifies that before any issuer will have to comply with the interim final amendments, the SEC must implement a process for identifying covered issuers. The announcement also states that the SEC staff is actively assessing how best to implement the other requirements of the HFCA Act, including the identification process and the trading prohibition requirements.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the board of directors of a company is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act, which became effective on January 10, 2022. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a report on its determinations that it was unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in Mainland China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions.

On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “Statement of Protocol”) with the CSRC and the Ministry of Finance of China. The terms of the Statement of Protocol would grant the PCAOB complete access to audit work papers and other information so that it may inspect and investigate PCAOB-registered accounting firms headquartered in China and Hong Kong. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022. The PCAOB vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong.

Our auditor, WWC, P.C., the independent registered public accounting firm that issued the audit report included elsewhere in this Annual Report, as an auditor of companies that are traded publicly in the United States and a U.S.-based accounting firm registered with the PCAOB, is headquartered in Mateo, CA and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. WWC, P.C., is not headquartered in China or Hong Kong. Notwithstanding the foregoing, if the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, trading in our common stock will be prohibited under the HFCA Act and NYSE American may determine to delist our common stock.

Moreover, the recent developments would add uncertainties to the listing of our common stock, and we cannot assure you whether SEC, NYSE American or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or the sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. However, the recent developments would add uncertainties to our offering and we cannot assure you whether the national securities exchange we apply to for listing or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit.

The purchase price for our common stock may not be indicative of prices that will prevail in the trading market and such market prices may be volatile.

The purchase price for our common stock does not bear any relationship to our earnings, book value or any other indicia of value. We cannot assure you that the market price of our common stock will not decline significantly below the purchase price. The financial markets in the United States and other countries have experienced significant price and volume fluctuations in the last few years. Volatility in the price of our common stock may be caused by factors outside of our control and may be unrelated or disproportionate to changes in our results of operations.

You may experience extreme stock price volatility, including any stock-run up, unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

Our common stock may be subject to extreme volatility that is seemingly unrelated to the underlying performance of our business. In particular, our common stock may be subject to rapid and substantial price volatility, low volumes of trades and large spreads in bid and ask prices, given that we have relatively small public floats. Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance, financial condition or prospects.

Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. As a result of this volatility, shareholders may experience losses on their investment in our common stock. Furthermore, the potential extreme volatility may confuse the public shareholders of the value of our stock, distort the market perception of our stock price, our company’s financial performance, public image, and negatively affect the long-term liquidity of our common stock, regardless of our actual or expected operating performance. If we encounter such volatility, including any rapid stock price increases and declines seemingly unrelated to our actual or expected operating performance and financial condition or prospects, it will likely make it difficult and confusing for prospective shareholders to assess the rapidly changing value of our common stock and understand the value thereof.

Raising additional capital by issuing securities may cause dilution to existing shareholders and/or have other adverse effects on our operations.

We may need to raise future capital to implement our business strategies. We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, the existing shareholders’ ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect the existing shareholders’ rights as shareholders. Any additional indebtedness we incur would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Common Shares to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or our products, or grant licenses on terms unfavorable to us. Adequate additional financing may not be available to us on acceptable terms, or at all.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

If securities or industry analysts do not publish research or reports about our business, or if they publish a negative report regarding our shares of common stock, the price of our common stock and trading volume could decline.

The trading market for our common stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade us, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our common stock and the trading volume to decline.

The market price of our common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the purchase price.

The purchase price for our common stock may vary from the market price of our common stock. If you purchase our common stock, you may not be able to resell those shares at or above the purchase price. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

29

●
actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Our management has broad discretion to determine how to use the funds raised in our IPO and may use them in ways that may not enhance our results of operations or the price of our shares of common stock.

We plan to use the net proceeds from our IPO to purchase 3D printing equipment and manufacturing facilities in the United States and for research and development of new products. Our management has significant discretion as to the use of the net proceeds to us from our IPO and could spend the proceeds in ways that do not improve our results of operations or enhance the market price of our shares of common stock.

NYSE American may apply additional and more stringent criteria for our continued listing because we plan to have a small public offering and insiders hold a large portion of the company’s listed securities.

NYSE American Company Guide Section 101 provides NYSE American with broad discretionary authority over the continued listing of securities in NYSE American and NYSE American may use such discretion to apply additional or more stringent criteria for the continued listing of particular securities, or suspend or delist particular securities based on any event, condition, or circumstance that exists or occurs that makes continued listing of the securities on NYSE American inadvisable or unwarranted in the opinion of NYSE American, even though the securities meet all enumerated criteria for continued listing on NYSE American. In addition, NYSE American has used its discretion to deny continued listing or to apply additional and more stringent criteria in the instances, including but not limited to: where the company engaged an auditor that has not been subject to an inspection by the PCAOB, an auditor that PCAOB cannot inspect, or an auditor that has not demonstrated sufficient resources, geographic reach, or experience to adequately perform the company’s audit. The insiders of our Company hold a large portion of the company’s listed securities. NYSE American might apply additional and more stringent criteria for our continued listing, which might cause a delay or even denial of our listing application.

As a “controlled company” under the rules of the NYSE American Company Guide, we may choose to exempt our Company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Lin Li, our Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer, currently owns a majority of the voting power of our issued and outstanding common stock. Under the NYSE American Company Guide Section 801(a), a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company”. A “controlled company” may elect not to comply with certain corporate governance requirements, including the requirement that a majority of our directors be independent, as defined in the NYSE American Company Guide, the requirement that our director nominees must be selected or recommended to the Board for determination, by either a Nomination Committee comprised solely of independent directors or by a majority of the independent directors, the requirement that we have a formal written charter or board resolution, as applicable, addressing the nominations process and such related matters as may be required under the federal securities laws, and the requirement that compensation of the chief executive officer must be determined, or recommended to the Board for determination, either by a Compensation Committee comprised of independent directors or by a majority of the independent directors on its Board of Directors and that compensation for all other officers must be determined, or recommended to the Board for determination, either by such Compensation Committee or a majority of the independent directors on the company’s Board of Directors. Although we do not intend to rely on the “controlled company” exemption under the NYSE American Company Guide, we could elect to rely on this exemption in the future. If we elect to rely on the “controlled company” exemption, a majority of the members of our Board of Directors might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Accordingly, during any time while we remain a controlled company relying on the exemption and during any transition period following a time when we are no longer a controlled company, you would not have the same protections afforded to shareholders of companies that are subject to all of the NYSE American corporate governance requirements. Our status as a controlled company could cause our common stock to look less attractive to certain investors or otherwise harm our trading price.

Anti-takeover provisions in our charter documents and Nevada law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. An interested stockholder is a person who, together with the affiliates and associates, beneficially owns (or within the prior two years, did beneficially own) ten percent or more of the Company’s capital stock entitled to vote.

In addition, our Articles of Incorporation and Bylaws may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our Articles of Incorporation and our Bylaws (i) authorize the issuance of “blank check” preferred stock that could be issued by our Board to thwart a takeover attempt; (ii) provide that vacancies on our Board, including newly created directorships, may be filled by a majority vote of directors then in office, and (iii) provide that the Board shall have the sole power to amend, modify or repeal the Bylaws.

We cannot predict the impact our multi-class structure may have on the stock price of our common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our common stock or in adverse publicity or other adverse consequences. For example, certain index providers have policies that restrict or prohibit the inclusion of companies with multiple-class share structures in certain of their indices, including the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices. However, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our multi-class capital structure will make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies may depress the valuations of publicly traded companies that are excluded from the indices compared to those of other similar companies that are included. Because of our multi-class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our common stock less attractive to other investors. As a result, the market price of shares of our common stock could be adversely affected.

We are an “emerging growth company,” as defined in the Securities Act, and a “smaller reporting company,” as defined in the Exchange Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our Common Shares less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Common Shares less attractive if we rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting ordinary shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting ordinary shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We continuously monitor our information systems to assess, identify, and manage risks from vulnerabilities and assess cybersecurity threats. Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process. We monitor risks through routine security assessments and implementation of enhancements to security measures used to protect our systems and data. We address system alerts on an ongoing basis. Depending on the incident, we may utilize third-parties for assistance in investigating and addressing cybersecurity incidents.

We also utilize certain third-party service providers to perform a variety of critical business functions and recognize that we are exposed to cybersecurity threats associated with our use of third-party service providers. We have certain vendor management processes designed to help manage cybersecurity risks associated with our use of certain of these providers. Additionally, we strive to minimize cybersecurity risks when we first select or renew a vendor by including cybersecurity risk as part of our overall vendor evaluation and due diligence process.

We have not had cyber incidents that have materially affected our business or financial condition.

Governance

Management is responsible for identifying and assessing material risks for the business on an ongoing basis, including in relation to cybersecurity. Our Chief Exeuctive Officer oversees our information technology department which monitors the prevention, detection, mitigation, and remediation of cyber incidents, if any.

Our Board of Directors oversees our risk management program as part of its general oversight function.

ITEM 2.	PROPERTIES

NCP’s manufacturing facilities are located in Changzhou, Jiangsu Province, China. NCP has the land use right to two pieces of land of a total of 47,500 square meters where our offices and factories for production and research and development are located. Because private individuals or entities are not permitted to own title to the land, we hold the right to use the two pieces of land until 2064 and 2065, respectively. NCP has 88 units of 3D printing equipment in the facilities in China and has the capacity to produce more than 18,000 square meters of vinyl flooring per day. The land use right is a collateral to NCP’s various short-term bank loans. Such short-term bank loans were in the amount of $4,832,479 and $5,488,757 as of December 31, 2023 and December 31, 2022.

On July 26, 2021, NCP contracted with Changzhou Wanyuan Construction Engineering Co. to build a second phase of its factory to expand the 3D printing development and production. The amount required in the contract is $10 million. Construction is expected to complete in later 2024, and the second phase of the factory will be approximately 250,000 square feet.

Crazy Industry leased from a third party a 4,445-square-meter factory in Changzhou, Jiangsu Province, China from January 2020 to June 2021 and leases a 2,969-square-meter factory in Changzhou, Jiangsu Province, China since July 2021 for manufacturing purposes.

NDC, our distribution center in the United States, leases an office and storage space in Elk Grove, California with 3,653 square feet of floor space. The lease term is from August 1, 2020 to August 31, 2023. The monthly base rent for the first year starting on September 1, 2020 is US$2,190 and is increased to US$2,256 for the second year starting on September 1, 2021 and US$2,323 for the third year starting on September 1, 2022.

ITEM 3.	LEGAL PROCEEDINGS

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of our business. As of the date of this Annual Report, expect as described below, we are not a party to, and we are not aware of any threat of, any legal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our business, financial condition or operations, nor have we experienced any incident of non-compliance which, in the opinion of our directors, is likely to materially and adversely affect our business, financial condition or operations.

In May 2022, NCP received two administrative penalty letters from the Changzhou Bureau of Ecology and Environment in connection with certain violations of environmental laws and regulations. During the Changzhou Bureau of Ecology and Environment’s inspection of NCP’s factory in Changzhou, China in February 2022, it was found that a natural gas furnace in NCP’s factory produced exhaust gas and NCP failed to equip exhaust gas   treatment facilities and caused exhaust gas to be released into the atmosphere. It was also found that NCP failed to complete the environmental protection inspection before brought the natural gas furnace into operation. It was also found that when extinguishing a fire of the natural gas furnace in the factory in February 2022, NCP failed to take emergency measures and caused waste water to be discharged into storm drain. The Changzhou Bureau of Ecology and Environment requested NCP to pay penalties in the amount of RMB 240,000 (approximately $36,782) for the above violations. NCP paid the amount in full in May 2022. As a result of this incident, the Company has strengthened the enforcement of its pollution control measures.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares are currently quoted on the NYSE American under the symbol “NCL.”

On March 28, 2024, the closing price for the Common Shares on the NYSE American was $0.64.

Record Holders

As of March 28, 2024, we had approximately 6
individual shareholders of record of our Common Shares. We believe that the number of beneficial owners of our Common Shares is greater than the number of record holders, because a number of our Common Shares are held through brokerage firms in “street name.”

Dividend Policy

We plan to retain any earnings for the foreseeable future for our operations. We have never paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant.

Use of Proceeds

On September 29, 2023, our Registration Statement on Form S-1, as amended (File No. 333-273246), was declared effective in connection with our IPO, pursuant to which we sold an aggregate 1,200,000 Common Shares, at a price to the public of $5.00 per share. Craft Capital Management LLC acted as representative of the underwriters.

Our IPO closed on October 18, 2023. The total gross proceeds from the IPO were $6,000,000, before deducting underwriting discounts and other offering expenses associated with the IPO payable by the Company. In connection with our IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 20, 2023. We are holding the balance of the net proceeds in cash, cash equivalents, and investments in short term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, corporate bonds and commercial paper, and obligations of the U.S. government.

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2023.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in this section contains certain “forward-looking statements”, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this prospectus should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this prospectus.

US Dollars are denoted herein by “USD”, “$” and “dollars”

Overview

We commenced operations in August 2013 with the establishment of NBS in Delaware.

In December 2013, NCP was established in China. Most of our products are manufactured through NCP.

In March 2014, Benchwick was established in Hong Kong. All the wholesale and distribution operations are conducted through Benchwick.

In April 2014, MARCO was established in China. All the import/export of our products are conducted through MARCO.

In February 2016, NDC was established in California. NDC is a distribution center in the United States and maintains a small inventory for retail sales.

In September 2017, Ringold was established in China. All of the raw materials are procured from third parties through Ringold.

In September 2018, Crazy Industry was established in China. Crazy Industry is the research and development hub.

In June 2020, Dotfloor was established in California. Dotfloor operates dotfloor.com, our online store that offers our vinyl flooring products to retail customers in the United States.

In March 2022, Northann, our current ultimate holding company, was incorporated in Nevada as part of the restructuring transactions in contemplation of our initial public offering. In connection with its incorporation, in April 2022, we completed a share swap transaction and issued common stock and Series A Preferred Stock of Northann to the then existing shareholders of NBS, based on their then respective equity interests held in NBS. NBS then became our wholly owned subsidiary.

In
October 2023, the Company consummated the initial public offering of 1,
380
,000 shares of common stock
(including overallotment to underwriters)
, par value $0.001

per share, at an offering price of $5.00 per share

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

Key Factors that Affect Results of Operations

The Company believes the key factors affecting its financial condition and results of operations include the following:

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

Impact of the COVID-19 Pandemic

Though business operation and supply chain have become normal after the first quarter of 2023, uncertainties remain as to whether and to what extent the market demand and the supply chain will be affected by the COVID-19 pandemic in the future. In light of the uncertainties in the global market and economic conditions due to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact of the pandemic to our financial condition and liquidity.

In the fiscal years ended December 31, 202
3
and 202
2
, the cost of raw materials accounted for
 25%
% and
65
% of the total revenue, and the cost of shipping accounted for
5%
% and
18
% of the total revenue, respectively. The fluctuation in raw materials cost as a percentage of the total revenue was due to the fluctuation in the price of raw materials. The increase in shipping cost as a percentage of the total revenue from fiscal year 2020 to fiscal year 2021 was partly due to the increase in shipping price and partly due to the fact that we had a predominantly DDP (delivered duty paid) shipping structure in fiscal year 2021 as compared to a predominantly FOB (free on board) shipping structure in fiscal year 2020. The decrease in shipping cost as a percentage of the total revenue from fiscal year 2021 to the fiscal year 2022 was due to the decreased freight cost. In an effort to mitigate the impacts, we have raised the price of the products and extended shipping planning from two months to six months in advance. If the supply chain disruptions continue and we cannot develop alternate sourcing quickly on favorable terms, we may experience additional increased cost and delay in delivery of our products, which could result in loss of sales and loss of customers, and adversely impact our margins and results of operation.

See “Risk Factors—Risks Related to Our Business and Industry— Our financial condition and results or operations have been and will likely continue to be adversely impacted by the COVID-19 pandemic and the related downturn in economic conditions” on page 25.

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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. The pandemic may impact Company’s future estimates including, but not limited to, our allowance for doubtful accounts, inventory valuations, fair value measurements, asset impairment charges. It is not possible for the Company to predict the duration or magnitude of the adverse results of the pandemic and its effects on its business or results of operations at this time.

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

The Company typically enters into agreements with its customers where its set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $
248,127
and $1,667,355 where recognized as revenue from unearned revenue during the years ended December 31, 2023 and 2022.

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

As of December 31, 202
3
and 202
2
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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the year ended December 31, 2023. The Company had no uncertain tax position for the years ended December 31, 2023 and 2022.

Recent Accounting Pronouncements

See the discussion of the recent accounting pronouncements contained in Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies”.

Results of Operations

Comparison of Years Ended December 31, 202
3
, and 202
2

The following table sets forth key components of our results of operations during the years ended December 31, 2023 and 2022
, both in dollars and as a percentage of our revenues.

	December 31,		December 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Revenues	13,971,729	100.00%	20,957,972	100.00%
Cost of revenues	12,757,365	91.22%	15,203,140	72.54%
Gross profit	1,214,364	9.00%	5,754,832	27.46%
Operating expenses
Selling expenses	1,158,467	8.29%	1,049,529	5.01%
General and administrative expenses	2,920,303	20.90%	1,159,099	5.53%
Research and development expenses	1,899,299	13.59%	1,468,989	7.01%
Income from operations	(5,978,069)	(34.10)%	2,077,215	9.91%
Other Income (expenses)
Interest expense	(1,709,983)	(12.24)%	(366,881)	(1.75)%
Amortization of debt discounts	(645,576)	(4.62)%	(313,699)	(1.50)%
Other income	1,052	0.01%	36,462	0.17%
Other expenses			(377,054)	(1.79)%
Net Income before taxes	(7,118,212)	(50.95)%	1,056,043	5.04%
Income tax expenses	(14,361)	(0.10)%	(126,984)	(0.61)%
Net (loss) income	(7,132,573)	(51.05)%	929,059	4.43%
Other comprehensive (loss) income ：
Foreign currency translation adjustment	(5,950)	(0.04)%	522,677	2.49%
Total comprehensive (loss) income	(7,138,523)	(51.09)%	1,451,736	6.93%

Revenues. Our revenues were $13,971,729 for the year ended December 31, 2023, representing a decrease of $6,986,243 or 33% from $20,957,972 for the year ended December 31, 2022. The decrease was mainly due to a decrease in sales volume for the year ended December 31, 2023 as compared to the same period of 2022. In response to the supply chain disruptions in 2022, some of our customers stockpiled our products and placed orders in large quantity in 2022, causing their demands to decrease in 2023. In addition, due to the slowdown in consumer spending in the United States in 2023, we received less orders from our customers for the year ended December 31, 2023 as compared to the same period in 2022.

	For the Years Ended
	December 31,
	202 3	202 2
Sales of products	$13,971,729	$2 0 , 8 57,972
Patent licensing		100,000
Total	$13,971,729	$20,957,972

Cost of Revenue. Our cost of revenues was $12,757,365 for the year ended December 31, 2023, compared to $15,203,140 for the same period in 2022. Cost of revenues refers to the cost of material and labor cost. The percentage of direct material was over 90% of the total cost of revenues. The decrease of cost of revenues compared to the year ended December 31, 2022 was primarily due to the corresponding decrease in revenues. We paid tariffs of $210,962 for the year ended December 31, 2023, and $628,526 for the year ended December 31, 2022. The decrease in tariff was mainly due to decrease in revenue in 2023.

Gross profit and gross margin. Our gross profit was $1,214,364 for the year ended December 31, 2023, compared with a gross profit of $5,754,832 for the same period in 2022. Gross margin decreased from 27% during 2022 to 9% during 2023 due to lower productivity caused by lower revenue.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our selling expenses increased by $
108,939
to $ 1,158,467 for year ended December 31, 2023, from $1,049,529 for the year ended December 31, 2022 mainly due to decrease in freight expense. The decrease in freight by $ 58,923 compared to 2022 was due to lower volume of sales during 2023. Salaries and social insurance increased by $26,592 compared to 2022.

	Year ended		Year ended
	December 31, 2023		December 31, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	%
Salaries and Social Insurance	352,063	30.39%	325,471	31.01%	26,592	8.17%
Freight	405,235	34.98%	464,158	44.23%	(58,923)	(12.69)%
Rent	43,154	3.73%	39,989	3.81%	3,165	7.91%
Advertising fee	265,077	22.88%	119,775	11.41%	145,302	121.31%
Travel fee	92,897	8.02%	100,136	9.54%	(7,239)	(7.23)%
Others	42	-	-	-	42
Total selling expenses	1,158,467	100.00%	1,049,529	100.00%	108,939	10.38%

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $3,752,593 to $ 2,920,303 for the year ended December 31, 2023, from $1,159,099 for the same period in 2022. The increase was mainly caused by the increase of $
1,721,253
in service fees for legal and other professional services during the year ended December 31, 2023.

	Year ended		Year ended
	December 31, 2023		December 31, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	%
Salary and Social Insurance	203,386	6.96%	172,575	14.89%	30,812	17.85%
Service fees	2,148,888	73.58%	427,635	36.89%	1,721,253	402.51%
Royalty fee	24,129	0.83%	24,231	2.09%	(102)	(0.42)%
Entertainment expenses	59,690	2.04%	77,740	6.71%	(18,050)	(23.22)%
Taxation	84,539	2.89%	89,424	7.71%	(4,885)	(5.46)%
Depreciation and amortization	150,476	5.15%	166,802	14.39%	(16,325)	(9.79)%
Rent	40,353	1.38%	36,102	3.11%	4,251	11.77%
Travel fee	11,854	0.41%	27,259	2.35%	(15,405)	（ 56.51)%
Office expenses	109,010	3.73%	53,201	4.59%	55,809	104.90%
Other	87,978	3.01%	84,130	7.26%	3,847	4.57. %
Total general and administrative expenses	2,920,303	100.00%	1,159,099	100.00%	1,761,205	151.95%

Research and development expenses. Our research and development expenses were $
$1,899,299
for the year ended December 31, 202
3
, compared to $1,468,989 for the same period in 202
2
. In 202
3
,
The R&D expenses
in
creased
in 2023
mainly due to
more
research and development projects
under execution
.

Liquidity and Capital Resources

As of December 31, 202
3
and 202
2
, we had cash of $
1,162,342
and $251,100
, respectively
.

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

The following table set forth a summary of its cash flows for the periods indicated:

	For the Years Ended
	December 31,
	202 3		202 2
Net cash used in operating activities	$	(4,678,716)	$(3,430,412)
Net cash used in investing activities	$		$(150,607)
Net cash provided by financing activities		$5,376,489	$2,560,629

Operating Activities

Net cash used in operating activities was 4,678,716 for the year ended December 31, 2023, as compared to $3,430,412 net cash used in operating activities for the year ended December 31, 2022.

The net cash used in operating activities for the year ended December 31, 2023 was mainly due to our net loss of 7,132,573, a decrease in inventories of $1,916,878, a decrease in accounts payable of $1,186,720 and an increase in unearned revenue of $1,084,197.

The net cash
used
in operating activities for the year ended December 31, 202
2
mainly included our net income of $929,059, an increase in accounts payable of $1,703,184, which was partially offset by an increase in account receivables of $1,483,555,
and
an increase in inventory of $1,667,355.

Investing Activities

Net cash used in investing activities was
nil
for the year ended December 31, 202
3
, as compared to $150,607, net cash used in investing activities for the year ended December 31, 202
2
. The net cash used in investing activities for the year ended December 31, 202
2
was mainly attributable to purchase of property and equipment and the payment of construction in process.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 202
3
was $
5,376,489
, as compared to net cash used in financing activities of $
2,
560
,
629

for the year ended December 31, 202
2
.
The increase was mainly due to net proceeds of $5,965,750 we received upon IPO in October 2023.

Contractual Obligations

The Company’s subsidiary NDC has an operating lease primarily for its corporate office and equipment. The lease contract was within three years and the renewal was at landlord’s discretion.

Operating lease expenses were $
30,274
and $27,340 for
the years ended December 31, 2023 and 2022
, respectively.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, eases certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Quantitative and Qualitative Disclosures about Market Risk

(a)	Concentrations

During the fiscal year ended December 31, 202
3
, two customers accounted for nearly
91
% of the Company’s revenues. During the fiscal year ended December 31, 202
2
, two customers accounted for nearly
30
% of the Company’s revenues. No other customer accounts for more than 10% of the Company’s revenue in the years ended December 31, 2023 and 2022
.

As of December 31, 202
3
, five customers accounted for
72
% of the Company’s accounts receivable. As of December 31, 202
2
, five customers accounted for 9
0
% of the Company’s accounts receivable. No other customer accounts for more than 10% of the Company’s accounts receivable for the years ended December 31, 2023 and 2022
.

During the fiscal year ended December 31, 202
3
, three suppliers accounted for a total of
32
% of the Company’s cost of revenues. During the fiscal year ended December 31, 202
2
, five suppliers accounted for a total of
68
% of the Company’s cost of revenues.  No other supplier accounts for over 10% of the Company’s cost of revenues.

As of December 31, 202
3
, no supplier accounted for over
10
% of the Company’s accounts payable. As of December 31, 202
2
, one supplier accounted for 1
0
% of the Company’s accounts payable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 202
3
and 202
2
, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-25, which appear at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages, and titles of our executive officers and members of our Board of Directors.

Name	Age	Position
Lin Li	44	Chairman of the Board, Chief Executive Officer, President, Secretary, Treasurer
Sunny S. Prasad	50	Interim Chief Financial Officer
Kurtis W. Winn	58	Chief Operating Officer and Director
Bradley C. Lalonde	70	Independent Director; Chair of Audit Committee
Charles James Schaefer IV	61	Independent Director; Chair of Compensation Committee
Scott Powell	50	Independent Director; Chair of Nomination Committee

The following is a summary of the biographical information about our officers and directors.

Lin Li,
Chairman of the Board, Chief Executive Officer, President, Secretary, Treasurer

Mr. Li is the founder and serves as the Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer of the Company. Mr. Li has also held executive officer and/or director positions at each of our subsidiaries since inception in 2013. Mr. Li was the general manager of Changzhou Winslon International Trading Co. Ltd. from 2005 to 2012. Mr. Lin Li has been the general manager of Northann (Changzhou) Construction Products Co. Ltd. since 2013. Mr. Lin has built the “Benchwick” brand with the utilization of 3D printing in the vinyl flooring industry and has been devoted to establishing a global ecosystem of design, manufacture and sales. Mr. Li has a bachelor’s degree in English from Sichuan International Studies University in China.

Sunny S. Prasad,
Interim Chief Financial Officer

Mr. Sunny S. Prasad has over 30 years of experience as an accountant and auditor with various professional audit firms, and has served as the Managing Partner at Sana Tax Corporation since 2014. Mr. Prasad obtained his Bachelors of Science in Accountancy in 2008 from National University in Sacramento, California.

Kurtis W. Winn,
Chief Operating Officer and Director

Mr. Winn has served as the President of NCP since 2015 and a Director of the Company since June 2022. Mr. Winn has also served as the Chief Operation Officer of National Wood Products, Inc. in Salt Lake City, UT since 1997, where he managed a team of 105 professionals, created and directed sales team training and development programs, managed the date-to-day tactical and long-term strategic activities within the business. Previously, from 1992 to 1997, Mr. Winn served as the regional manager at General Hardwoods, Inc. in Houston, TX, where he led sales calls with team members to establish sales and customer retention goals and managed sales transactions. From 1992 to 2016, Mr. Winn was the territory manager at NCH Corporation, in Phoenix, AZ, where he generated new accounts by implementing effective networking and content marketing strategies. Mr. Winn received his Bachelor of Science in Business Management from Arizona State University.

Bradley C. Lalonde,
Independent Director and Chair of Audit Committee

Mr. Lalonde has been a director of the Company since September 29, 2023. Mr. Lalonde has a 25 years career in investment and corporate banking and over 15 years of experience in general management. Since 2003, Mr. Lalonde has served as the Partner and co-founder of Vietnam Partners, an investment banking serving the Vietnamese government and businesses in Vietnam. Previously, from 2001 to 2023, Mr. Lalonde served as the Director of Citicapital Audit and Risk Review at Citigroup, where he headed the audit teams in New York and Dallas responsible for Citigroup’s commercial lending and leasing activities. From 1999 to 2001, Mr. Lalonde served as the Head of Citibank’s Non-Banking Financial Institutions Business in Emerging Markets at Citibank, where he was responsible for strategy and business plan implementation in over 40 countries covering investment banks, insurance companies and leasing companies. From 1994 to 1999, Mr. Lalonde held multiple positions, including CEO, Country Risk Manager and Corporate Bank Head at Citibank Vietnam, where he led the first syndicated loan for a Vietnamese corporation and achieved highest possible audit and compliance ratings. Mr. Lalonde worked at Citibank Tunisia from 1989 to 1994, Citibank Turkey from 1984 to 1989, and Citibank in Bahrain, Saudi Arabia and Kuwait from 1981 to 1984. From 1977 to 1981, Mr. Lalonde worked at Chemical Bank as assistant to vice president covering Iran, Turkey and Africa. Mr. Lalonde received his Master degree in International Affairs with concentration in international economic development from Columbia University in 1977; and his Bachelor of Arts in Political Science from University of Michigan in 1975.

Charles James Schaefer IV,
Independent Director and Chair of Compensation Committee

Mr. Schaefer has been a director of the Company since September 29, 2023, the date of effectiveness of the registration statement of which this Annual Report forms a part. Mr. Schaefer is a member of the Americas Team and has served as an Executive Vice President at Deltec Bank & Trust, where he is responsible for business development strategies as well as identifying new market opportunities and global partnerships which include interaction with investment advisory firms, family offices and multiple family office organizations. Previously, Mr. Schaefer served as Chief Operating Officer of Old Fort Financial, a Bahamian broker dealer and earlier served as the President of Accuvest Global Advisors, a U.S. registered investment advisor specializing in country specific ETF portfolios. Mr. Schaefer is the President of the American Chamber of Commerce of the Bahamas and is a Director of the Bahamas Hurricane Restoration Fund. He previously served as Co-Deputy Chairman and Director of the Bahamas Financial Services Board as well as a Trustee of Atlantic College of the Bahamas. Earlier in his career, Mr. Schaefer worked at several wall street firms and served in the administration of both President George W. Bush, where he was Deputy Assistant Secretary, Office of Public Affairs, and under President George H.W. Bush as an Associate Director, Office of Public Liaison at The White House. He also served as a Special Assistant to New Jersey Governor Thomas H. Kean as an advance representative and speechwriter. He is a retired Lieutenant Colonel in the U.S. Air Force Reserve with over 27 years of service and a recipient of the Airman’s Medal for his actions during and following the attack on the World Trade Center in New York City on September 11, 2001. Mr. Schaefer graduated with a Master of Business Administration from the Harvard Business School in 1988 and a Bachelor of Arts from Dartmouth College in 1984.

Scott Powell,
Independent Director and Chair of Nomination Committee

Mr. Powell has been a director of the Company since September 29, 2023. Mr. Powell is the President and Chief Executive Officer of Skyline Corporate Communications Group, LLC, an investor relations and corporate communications agency. Mr. Powell is also the Vice President and Head of Investor Relations for VolitionRx Limited (NYSE American: VNRX), a company focused on developing blood-based diagnostic tests for detecting and diagnosing cancer and other diseases, and previously served as Chief Financial Officer of Volition America, Inc., a subsidiary of VolitionRx Limited, from 2017 to 2022. Mr. Powell is a Co-Founder also serves as an independent director and the Chair of the Audit Committee of Integrated Wellness Acquisition Corp. (NYSE: WEL), a special purpose acquisition company. Previously, Mr. Powell served as a Managing Director for MZ Group, an independent investor relations agency, the U.S. investor relations representative for Himax Technologies, Inc. (NASDAQ: HIMX), the Director of Investor Relations for China Hydroelectric Corporation (formerly NYSE: CHC), an investment banker with Brean Capital, LLC, and an investment banker with Westminster Securities in New York City. Mr. Powell was formerly an Adjunct Assistant Professor at Fordham University’s Gabelli Graduate School of Business. Mr. Powell earned a Certificate in General Business from Columbia University, a Ph.D. and a Master of Arts from Brown University, and a Bachelor of Science in Business Administration from Bryant University.

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Our Articles, as amended, provide that the total number of directors on our Board of Directors shall be fixed from time to time, by ordinary resolution of the Shareholders. Our board is composed of five directors. Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office.

Audit Committee

Our Audit Committee consists of Bradley C. Lalonde and Charles James Schaefer IV. Bradley C. Lalonde is the chairman of our audit committee. We have determined that these directors satisfy the “independence” requirements of section 803A(2) of the NYSE American Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934. Our board of directors has determined that Bradley C. Lalonde qualifies as an audit committee financial expert and has the accounting or financial management expertise as required under Item 407(d)(5)(ii) and (iii) of Regulation S-K. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee will be responsible for, among other things:

●	selecting the independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by the independent registered public accounting firm;

●	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;

●	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

●	discussing the annual audited financial statements with management and the independent registered public accounting firm;

Compensation Committee

Our Compensation Committee consists of Bradley C. Lalonde, Charles James Schaefer IV, and Scott Powell. Mr. Charles James Schaefer IV is the chairman of our compensation committee. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee will be responsible for, among other things:

●	reviewing the total compensation package for our executive officers and making recommendations to the board;

●	reviewing the compensation of our non-employee directors and making recommendations to the board with respect to it; and

●	periodically reviewing and approving any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, and employee pension and welfare benefit plans.

Nomination Committee

Our Nomination Committee consists of Bradley C. Lalonde, Charles James Schaefer IV, and Scott Powell. Scott Powell is the chairman of our nomination committee. The nomination committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nomination committee is responsible for, among other things:

●	recommending nominees to the board for election or re-election to the board, or for appointment to fill any vacancy on the board;

●	reviewing annually with the board the current composition of the board with regards to characteristics such as independence, age, skills, experience and availability of service to us;

●
selecting and recommending to the board the names of directors to serve as members of the audit committee and the compensation committee, as well as of the nominating and corporate governance committee itself; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers, directors and employees.

Policy for Approval of Related Person Transaction

Our Code of Ethics that our Board of Directors adopted requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except in accordance with the approval process and guidelines included in the Code of Ethics. Under our Code of Ethics, a “conflict of interest” arises when an individual’s personal interest interferes or appears to interfere with our interests.

In addition, the Audit Committee of our Board of Directors adopted a charter, pursuant to which the audit committee reviews policies and procedures regarding transactions, and reviews and oversees the transactions, between us and officers, directors and other related parties that are not a normal part of our business. If the Board of Directors creates a special committee in connection with such a transaction or holds a meeting of the non-interested directors of the Board to approve such transaction, the Audit Committee will not be required to consider such transaction or assess conflicts of interest in connection with such transaction.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

The transactions described in “ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
” were entered into prior to the adoption of our related person transaction approval policy and therefore were not approved under the policy.

Shareholder Nominees

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities, to file reports with the SEC.

Based upon a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% of a registered class of the our shares that no other reports were required, the Company believes that all parties did not comply during 2023 with the reporting requirements of Section 16(a) of the Exchange Act, due to their late filings of Form 3s.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation Table

The following summary compensation table sets forth the compensation earned by our named executive officers during the last two fiscal years as employees of the Company.

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)
Lin Li	2023	120,000	-	-	-	120,000
Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer	2022	120,000	-	-	-	120,000
David M. Kratochvil	2023	20,000	-	-	-	20,000
Former Chief Financial Officer	2022	-	-	-	-	-
Kurtis W. Winn	2023	-	-	-	-	-
Chief Operating Officer and Director	2022	100,000	-	-	-	100,000

Non-Employee Director Compensation

Pursuant to the director offer letters between us and the non-employee directors which were effective on September 29, 2023, each of them is entitled to $20,000 cash for each calendar year of service on a pro-rated basis. The Company shall also offer each of them equity-based compensation in the amount of $30,000 per annum, payable by issuance of the common stock of the Company on a quarterly basis within five business days after such quarter ends. The price per share of common stock shall be the average closing price of the Company’s common stock of the last five trading days of such quarter.

The following table and related footnotes summarize the compensation accrued by the Company to each non-employee director for 2023:

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Bradley C. Lalonde	3 , 333	5 ,000	-	-	-	-	8 , 333
Charles James Schaefer IV	3 , 333	5 ,000	-	-	-	-	8 , 333
Scott Powell	3 , 333	5 ,000	-	-	-	-	8 , 333

Employment Agreements with Executive Officers and Employee Director

We have entered into employment agreements with each of our executive officers.

Agreement with Lin Li

Mr. Li entered into an employment agreement with the Company on July 1, 2022. Pursuant to the employment agreement, Mr. Li serves as the Chairman of the Board, Chief Executive Officer, President, Treasurer and Secretary of the Company, and is entitled to receive a base salary at an annual rate of US$120,000 and any bonus, equity awards as the board of directors and/or the compensation committee may determine. The employment agreement is for a term of three years. The agreement may be terminated upon either party’s failure to renew the agreement, by the Company for or without cause or by Mr. Li with or without good reason. In addition, the agreement may be terminated by either party at any time and for any reason with at least 30 days’ prior written notice.

Agreements with David M. Kratochvil

Mr. Kratochvil entered into an employment agreement with the Company on April 18, 2023. Pursuant to the employment agreement, Mr. Kratochvil serves as the Chief Financial Officer of the Company effective on July 14, 2023. Mr. Kratochvil is entitled to receive an initial retainer of $10,000 upon signing the employment agreement and a base salary at an annual rate of US$120,000. Mr. Kratochvil will also receive equity-based compensation in the amount of $50,000 per annum, payable by issuance of the common stock of the Company, vested in four equal installments on a quarterly basis. The price per share of common stock shall be the average closing price of the Company’s common stock of the last five business days of such quarter. The employment agreement is for a term of one year. The agreement may be terminated upon either party’s failure to renew the agreement, by the Company for or without cause or by Mr. Kratochvil with or without good reason. In addition, the agreement may be terminated by either party at any time and for any reason with at least 30 days’ prior written notice. On April 15, 2024, Mr. Kratochvil resigned as the CFO and signed a separation agreement with the Company, pursuant to which the Company agrees to pay a separation payment of $55,000 by two equal instalments and reimburse Mr. Kratochvil $89.87 expenses.

Agreement with Kurtis W. Winn

Mr. Winn entered into an employment agreement with the Company on July 1, 2022. Pursuant to the employment agreement, Mr. Winn serves as the Chief Operating Officer and a director of the Company, and is entitled to receive a base salary at an annual rate of US$100,000 and any bonus, equity awards as the board of directors and/or the compensation committee may determine. The employment agreement is for a term of three years. The agreement may be terminated upon either party’s failure to renew the agreement, by the Company for or without cause or by Mr. Winn with or without good reason. In addition, the agreement may be terminated by either party at any time and for any reason with at least 30 days’ prior written notice.

Employee Benefit Plans

Enterprises in China are required by PRC laws and regulations to participate in certain employee benefit plans, including social insurance funds, namely a pension plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan, and a housing provident fund, and contribute to the plans or funds in amounts equal to certain percentages of salaries, including bonuses and allowances, of the employees as specified by the local government from time to time at locations where they operate their businesses or where they are located. Failure to make adequate contributions to various employee benefit plans may be subject to fines and other administrative sanctions. Each of the PRC subsidiaries has established employee benefit plans and has made adequate contributions to such plans as required by law.

Equity Incentive Plan

On May 30, 2023, the Company adopted the 2023 Equity Incentive Plan, or the 2023 Plan, for the purpose of granting share-based compensation awards to current or prospective employees, directors, officers, advisors or consultants of the Company or its affiliates and align their interests with ours.
The maximum aggregate number of shares of common stock which may be issued pursuant to all awards under the 2023 Plan is 4,000,000. The following table sets forth information concerning outstanding equity awards of the Company for each of the named executive officers as of the end of the fiscal year ended December 31, 2023.

Outstanding Equity Awards at 2023 Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Lin Li	-	-		-	-	-

David M. Kratochvil	-	-		-	-	-

Kurtis W. Winn	-	-		-	-	-

The following paragraphs summarize the terms of the 2023 Plan.

Administration.
The 2023 Plan is administered by the board of directors or committee or individuals authorized by the board of directors, and once the Compensation Committee is established, the Compensation Committee will administer the 2023 Plan (such committee that administers the 2023 Plan, the “Committee”). The Committee will have the authority to determine the terms and conditions of any agreements evidencing any awards granted under the 2023 Plan and to adopt, alter and repeal rules, guidelines and practices relating to the 2023 Plan. The Committee will have full discretion to administer and interpret the 2023 Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable.

Eligibility.
Current or prospective employees, directors, officers, advisors or consultants of the Company or its affiliates are eligible to participate in the 2023 Plan. The Committee has the sole and complete authority to determine who will be granted an award under the 2023 Plan, however, it may delegate such authority to one or more officers of the Company under the circumstances set forth in the 2023 Plan.

Number of Shares Authorized.
The 2023 Plan provides for an aggregate of Four Million (4,000,000) shares of common stock to be available for awards. If an award is forfeited or if any option terminates, expires or lapses without being exercised, the common stock subject to such award will again be made available for future grant. Shares of common stock that are used to pay the exercise price of an option or that are withheld to satisfy the participant’s tax withholding obligation will not be available for re-grant under the 2023 Plan.

Each share of common stock subject to an option or a stock appreciation right will reduce the number of common stock available for issuance by one share, and each common stock underlying an award of restricted stock, restricted stock units, stock bonus awards and performance compensation awards will reduce the number of common stock available for issuance by one share.

If there is any change in the corporate capitalization, the Committee in its sole discretion may make substitutions or adjustments to the number of shares reserved for issuance under the 2023 Plan, the number of shares covered by awards then outstanding under the 2023 Plan, the limitations on awards under the 2023 Plan, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate.

Term of Plan.
The 2023 Plan will have a term of ten years and no further awards may be granted under the 2023 Plan after that date.

Awards Available for Grant.
The Committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

Options.
The Committee will be authorized to grant options to purchase shares of common stock that are either “qualified,” meaning they are intended to satisfy the requirements of Internal Revenue Code of 1986, as amended, or the Code, Section 422 for incentive stock options, or “non-qualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the 2023 Plan will be subject to the terms and conditions established by the Committee. Under the terms of the 2023 Plan, the exercise price of the options will be set forth in the applicable award agreement. Options granted under the 2023 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Committee and specified in the applicable award agreement. The maximum term of an option granted under the 2023 Plan will be ten years from the date of grant (or five years in the case of a qualified option granted to a 10% stockholder).

Stock Appreciation Rights.
The Committee will be authorized to award stock appreciation rights (or SARs) under the 2023 Plan. SARs will be subject to the terms and conditions established by the Committee. An SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. An option granted under the 2023 Plan may include SARs and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option corresponding to such SARs. SARs shall be subject to terms established by the Committee and reflected in the award agreement.

Restricted Stock.
The Committee will be authorized to award restricted stock under the 2023 Plan. The Committee will determine the terms of such restricted stock awards. Restricted stock are shares of common stock that generally are non-transferable and subject to other restrictions determined by the Committee for a specified period. Unless the Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock is forfeited.

Restricted Stock Unit Awards.
The Committee will be authorized to award restricted stock unit awards. The Committee will determine the terms of such restricted stock units. Unless the Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then any unvested units will be forfeited.

Stock Bonus Awards.
The Committee will be authorized to grant awards of unrestricted common stock or other awards denominated in common stock, either alone or in tandem with other awards, under such terms and conditions as the Committee may determine.

Performance Compensation Awards.
The Committee will be authorized to grant any award under the 2023 Plan in the form of a performance compensation award by conditioning the vesting of the award on the attainment of specific levels of performance of the Company and/or one or more affiliates, divisions or operational units, or any combination thereof, as determined by the Committee.

Transferability.
Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. The Committee, however, may permit awards (other than incentive stock options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Amendment.
The board of directors may amend, suspend or terminate the 2023 Plan at any time; however, stockholder approval to amend the 2023 Plan may be necessary if the law or the rules of the national exchange so requires. No amendment, suspension or termination will impair the rights of any participant or recipient of any award without the consent of the participant or recipient.

Change in Control.
Except to the extent otherwise provided in an award agreement or as determined by the Committee in its sole discretion, in the event of a change in control, all outstanding options and equity awards (other than performance compensation awards) issued under the 2023 Plan will become fully vested and performance compensation awards will vest, as determined by the Committee, based on the level of attainment of the specified performance goals.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall this report be incorporated by reference into any filing made by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee has reviewed and discussed the executive compensation, as disclosed above, with management. Based on this review and those discussions, the Compensation Committee recommended that the executive compensation be included in this report.

By the Compensation Committee

Bradley C. Lalonde
Charles James Schaefer IV
Scott Powell

April 1, 2024

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock and shares of Series A Preferred Stock beneficially owned and the percentage of voting power as of April 11, 2024, by:

●	each director;

●	each named executive officer;

●	all directors and executive officers as a group; and

●	each person known by us to beneficially own at least 5% of our common stock

The calculations in the table below are based on 21,380,000 shares of common stock and 5,000,000 shares of Series A Preferred Stock issued and outstanding as of April 11, 2024, and do not include common stock issuable upon exercise of outstanding warrants. Each share of common stock entitles the holder to one vote and share of Series A Preferred Stock entitles the holder to ten votes on any matter on which action of the stockholders of the corporation is sought. The Series A Preferred Stock will vote together with the common stock. As of April 11, 2024, we have 6 stockholders of record.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

	Common Stock Beneficially Owned		Series A Preferred Stock Beneficially Owned		Percentage of Voting Power
	Number	%	Number	%
Directors and Executive Officers:
Lin Li (Chairman, President, CEO, Treasurer and Secretary)	14,430,000	67.5%	5,000,000	100%		90.3%
David M. Kratochvil (Former CFO)	0	-	0	-	-	-
Kurtis W. Winn (Chief Operating Officer and Director)	0	-	0	-	-	-
Bradley C. Lalonde (Independent Director)	0	-	0	-	-	-
Charles James Schaefer IV (Independent Director)	0	-	0	-	-	-
Scott Powell (Independent Director)	0	-	0	-	-	-
All Directors and Executive Officers as a Group	14,430,000	67.5%	5,000,000	100%		90.3%

Principal Stockholders holding 5% or more:
Lin Li (Chairman, President and CEO)	14,430,000	67.5%	5,000,000	100%		90.3%

Equity Compensation Plan

The following table provides information as of December 31, 2023 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	4,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	4,000,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Agreements and Indemnification Agreements

See “ITEM 11. EXECUTIVE COMPENSATION—Employment Agreements with Executive Officers and Employee Director”.

Other Transactions with Related Parties

During the fiscal years ended December 31, 2023 and 2022, Lin Li, our Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer, provided unsecured, due on demand, and interest free loans to the Company’s subsidiaries in a total of $
118,883
and $2,468,483 respectively, for the Company’s subsidiaries’ working capital purposes. As of December 31, 2023, the amount due to Lin Li was $302,943.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

WWC, P.C. has served as the Company’s independent registered public accounting firm since November 2021. The following table sets forth the aggregate fees for professional services rendered by WWC, P.C. for the years ended December 31, 2023 and December 31, 2022:

	2023	2022
Audit Fees (1)	$165,000	$20,000
Audit-Related Fees (2)	80,000	60,000
Tax Fees	-	-
All Other Fees	-	-
Total	$245,000	$80,000

(1)
Includes fees for professional services rendered during the fiscal year for the audit of our annual financial statements and for reviews of the financial statements included in our quarterly reports on Form 10-Q.

(2)
Includes fees for services that generally only the independent registered public accounting firm can be reasonably expected to provide, including comfort letters, consents, and review of registration statements filed with the SEC.

The Audit Committee has implemented pre-approval procedures consistent with the rules adopted by the SEC. All audit and permitted non-audit services are pre-approved by the Audit Committee. The Audit Committee has delegated the responsibility of approving proposed non-audit services that arise between Audit Committee meetings to the chairman of the Audit Committee, provided that the decision to approve the services is presented for ratification at the next scheduled Audit Committee meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
3.3	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
3.4
Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)

3.5*	Bylaws
4.1	Form of Craft Capital Management LLC’s Warrant (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on October 23, 2023)
4.2	Form of Convertible Note (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
4.4	Form of Amendment Agreement to the Convertible Note (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
4.5*	Description of Securities
10.1	Employment Agreement between the Company and Lin Li dated July 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
10.2
Employment Agreement between the Company and David M. Kratochvil dated April 18, 2023 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)

10.3	Employment Agreement between the Company and Kurtis W. Winn dated July 1, 2022 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
10.5	Form of Registration Right Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
10.6	Form of Security Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
10.7	Form of Patent Security Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
10.8	Form of Trademark Security Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
10.9	Form of Guaranty (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
10.10	Form of Guarantors Security Agreement (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
10.11
English translation of the Construction Agreement between NCP and Changzhou Wanyuan Construction Engineering Co., dated July 26, 2021 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)

10.12
English Translation of Form of Loan Agreement by and between NCP and Industrial and Commercial Bank of China (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)

10.13
English Translation of Loan Agreement by and between NCP and Jiangnan Rural Commercial Bank, dated March 26, 2020 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)

55

10.14
English Translation of Loan Agreement by and between NCP and Bank of Communications, dated January 26, 2022 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)

10.15
English Translation of Form of Standard Plant Lease Agreement by and between Crazy Industry and Jiangsu Wujin Lvjin Construction Co., Ltd. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)

10.16	2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on July 14, 2023, as amended)
10.17	Form of Lock-up Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 23, 2023)
10.18	Separation Agreement by and between the Company and David M. Kratochvil dated April 15, 2025
21.1*	List of Subsidiaries
23.1*	Consent of WWC, P.C.
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

Item 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHANN CORP.

Dated: April 15, 2024	By:	/s/ Lin Li
Lin Li
Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lin Li	Chairman of the Board, Chief Executive Officer,	April 15, 2024
Lin Li	President, Secretary, and Treasurer (Principal Executive Officer)

/s/ Sunny S. Prasad	Interim Chief Financial Officer	April 15, 2024
Sunny S. Prasad	(Principal Financial Officer and Interim Principal Accounting Officer)

/s/ Kurtis W. Winn	Chief Operating Officer and Director	April 15, 2024
Kurtis W. Winn

/s/ Bradley C. Lalonde	Director	April 15, 2024
Bradley C. Lalonde

/s/ Charles James Schaefer IV	Director	April 15, 2024
Charles James Schaefer IV

/s/ Scott Powell	Director	April 15, 2024
Scott Powell

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Northann Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northann Corp. and its subsidiaries (collectively the “Company”) as of December 31, 2023, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2022, the Company had a working capital deficit that factors gave rise to substantial doubt that the Company would continue as a going concern. As of December 31, 2023, the Company had net positive stockholders’ equity position, but the Company still had a working capital deficit; accordingly, the Company had not alleviated the substantial doubt that it would continue as a going concern. Management closely monitors the Company’s financial position and result of operations and has prepared a plan that includes raising additional capital and implementing improvements to increase profitability to address this substantial doubt. Details of this plan are also found in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

WWC, P.C.
Certified Public Accountants
PCAOB ID: 1171

We have served as the Company’s auditor since 2021.
San Mateo, California
April 15, 2024

NORTHANN CORP.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 202
3
AND 202
2
(In U.S. dollars)

	202 3	202 2

ASSETS
CURRENT ASSETS
Cash	$1,101,443	$251,100
Restricted cash	3,771	3,835
Accounts receivable, net	2,615,458	1,428,738
Inventory, net	2,645,488	4,562,366
Prepayments	311,402	236,567
Other receivables and other current assets	127,313	111,294
Total current assets	6,804,875	6,593,900

NON-CURRENT ASSETS
Property, plant and equipment, net	4,724,105	5,525,639
Construction in progress	962,338	971,884
Land use rights, net	1,030,982	1,072,415
Operating lease right-of-use assets, net	87,380	18,240
Security deposits	9,030	9,030
Deferred financing costs	-	218,354
Total non-current assets	6,813,835	7,815,562

TOTAL ASSETS	$13,618,710	$14,409,462

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank borrowings - current	5,689,721	6,988,757
Operating lease liabilities, current	31,413	18,240
Accounts and other payables and accruals	4,538,322	4,726,727
Taxes payable	608,679	70,276
Unearned revenue	1,084,484	287
Amounts due to related parties	302,943	184,060
Obligation under secured borrowing arrangement	599,664	-
Total current liabilities	12,855,226	11,988,347

Bank borrowings – non-current	124,905	133,677
Operating lease liabilities, – non-current	55,967	-
Convertible notes, net	-	313,699
Total non-current liabilities	180,872	447,376

TOTAL LIABILITIES	$13,036,098	$12,435,723

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock , 100,000,000 shares authorized – Series A, $0.001 par value, 20,000,000 shares designated , 5,000,000 shares issued and outstanding as of December 31, 202 3 and 202 2 *	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 21,380,000 and 20,000,000 shares issued and outstanding as of December 31, 202 3 and 202 2 , respectively*	21,380	20,000
Subscription receivable	(25,000)	(25,000)
Additional paid-in capital	6,671,016	925,000
(Accumulated deficits)/ Retained earnings	(5,313,943)	1,818,630
Accumulated other comprehensive loss	(775,841)	(769,891)
Total stockholders’ equity	582,612	1,973,739

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,618,710	$14,409,462

The accompanying notes are an integral part of these consolidated financial statements.

*	Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 18)

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 202
3
AND 202
2
(In U.S. dollars)

	202 3	202 2

REVENUES	$13,971,729	$20,957,972

COST OF REVENUES	12,757,365	15,203,140

GROSS PROFIT	1,214,364	5,754,832

OPERATING EXPENSES
Selling expenses	1,158,467	1,049,529
General and administrative expenses	2,920,303	1,159,099
Research and development expenses	1,899,299	1,468,989
Total operating expenses	5,978,069	3,677,617

(LOSS) INCOME FROM OPERATIONS	(4,763,705)	2,077,215

OTHER INCOME (EXPENSE)
Interest expense	(1,709,983)	(366,881)
Amortization of debt discounts	(645,576)	(313,699)
Other income	1,052	36,462
Other expenses	-	(377,054)
Total other (expenses), net	(2,354,507)	(1,021,172)

INCOME BEFORE TAXES	(7,118,212)	1,056,043

Income tax expense	(14,361)	(126,984)

NET (LOSS) INCOME	(7,132,573)	929,059

Other comprehensive income (loss):
Foreign currency translation adjustment	(5,950)	522,677

Total comprehensive income (loss)	(7,138,523)	1,451,736

Basic and diluted (loss) income per share	$(0.35)	$0.05

Weighted average number of shares of common stock outstanding – basic	20,278,226	20,000,000
Weighted average number of shares of common stock outstanding –diluted	20,278,226	20,371,428

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 202
3
,
202
2

AND 202
1
(In U.S. dollars)
	Preferred Stock – Series A			Common Stock						Additional		Accumulated other
	Number			Number				Subscription		paid in	Retained	comprehensive
	of shares *	Amount		of shares *		Amount		receivable		capital	earnings	loss	Total

Balance, December 31, 2021	5,000,000	5,000		20,000,000		20,000		(25,000)			$889,571	$(1,292,568)	$(402,997)

Net income	-		-		-		-		-		929,059	-	929,059

Foreign currency translation adjustment	-		-		-		-		-	-	-	522,677	522,677

Warrants	-		-		-		-		-	347,171	-	-	347,171
Issuance of ordinary shares upon the completion of the IPO										577,829			577,829

Balance, December 31, 2022	5,000,000	5,000		20,000,000		20,000		(25,000)		$925,000	1,818,630	(769,891)	$1,973,739

Net loss	-		-		-		-		-		(7,132,573)	-	(7,132,573)

Foreign currency translation adjustment	-		-		-		-		-	-	-	(5,950)	(5,950)

Warrants	-		-		-		-		-		-	-
Issuance of ordinary shares upon the completion of the IPO				1,380,000		1,380				5,746,016			5,747,396

Balance, December 31, 2023	5,000,000	5,000		21,380,000		21,380		(25,000)		$6,671,016	(5,313,943)	(775,841)	582,612
The accompanying notes are an integral part of these consolidated financial statements.

*	Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 18)

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 202
3
AND 202
2
(In U.S. dollars)

	202 3	202 2

Cash flows from operating activities
Net (loss) income	$(7,132,573)	$929,059
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Allowance for doubtful accounts	13,891	-
Depreciation and amortization	680,166	598,144
Amortization of debt discounts	-	313,699
Changes in assets and liabilities
Accounts receivable	(1,186,720)	(174,320)
Other receivables	(16,019)	(37,495)
Prepayments	(74,835)	246,444
Inventory	1,916,878	(1,703,184)
Prepaid expenses	-	68,970
Right of use assets	(69,140)	25,722
Accounts payable	(2,381,174)	(1,483,555)
Accruals and other payables	1,827,143	(181,525)
Unearned revenue	1,084,197	(1,667,355)
Payroll payable	51,483	2,748
Taxes payable	538,403	(337,763)
Accrued interest	444	(444)
Operating leases	69,140	(25,722)
Other assets	-	(3,835)
Net cash used in operating activities	(4,678,716)	(3,430,412)
Cash flows from investing activities
Payments for equipment	-	336,669
Payments for construction	-	(487,276)
Net cash used in investing activities	-	(150,607)
Cash flows from financing activities
Proceeds from bank borrowings	-	772,016
Payment of Bank Loan	(1,307,808)	-
Amount received from secured borrowing arrangement	599,664	-
Amounts received from related party	118,883	1,081,967
Net proceeds from issuance of ordinary shares upon IPO	5,965,750	-
Net proceeds from issuance of convertible notes	-	925,000
Net cash provided by financing activities	5,376,489	2,560,629

Effect of exchange rates on cash	152,506	522,676

Net change in cash , and restricted cash	850,279	(497,714)

Cash and restricted cash at beginning of year	254,935	748,814

Cash and restricted cash at end of year	$1,105,214	$254,935

Supplemental of cash flow information
Cash paid for interest expenses	$255,229	$292,582
Cash paid for income tax	$286,762	$110,043

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31 202
3
AND 202
2
(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

The Company commenced operations in August 2013 with the establishment of Northann Building Solutions LLC. (“NBS”) in Delaware. In December 2013, Northann (Changzhou) Construction Products Ltd (“NCP”) was established in China. All of its products were manufactured through NCP.

In March 2014, Benchwich Construction Products Ltd (“Benchwick”) was established in Hong Kong. All wholesales to distributors are conducted through Benchwick.

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

On October 23, 2023, the Company consummated the initial public offering (the “IPO”) of 1,200,000 shares of common stock, par value $0.001 per share at an offering price of $5.00  per share. On October 25, 2023, the underwriters of the IPO fully exercised the over-allotment option granted by the Company and purchased additional 180,000  shares of Common Stock at $5.00 per share. The closing of the Over-Allotment Option took place on October 26, 2023.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31,
202
3
, the Company had a working capital deficit of $
4,513,860
and net cash used in operating activities of $
(4,678,716)
for the year ended December 31,
202
3
. The Company may not have adequate liquidity to remain solvent and settle its obligations when payment become due; these factors gave rise to substantial doubt that the Company would continue as a going concern. Management is closely monitoring its financial position, especially its working capital and cash position, as well as its gross profit margins where its positive results of operations will allow the Company to continue as going concern. The company’s foremost plan is to raise additional capital via an initial public offering of its common stock and concurrent listing on national stock exchange. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include the assets, liabilities, revenues, expenses and cash flows of all subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. The pandemic may impact Company’s future estimates including, but not limited to, our allowance for doubtful accounts, inventory valuations, fair value measurements, asset impairment charges. It is not possible for the Company to predict the duration or magnitude of the adverse results of the pandemic and its effects on its business or results of operations at this time.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company.

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

The Company typically enters into agreements with its customers where its set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $
248,127.26
and $1,667,355 were recognized as revenue from unearned revenue during the years ended December 31, 2023 and 2022
.

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

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carry backs for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of December 31, 202
3
and 202
2
due to the recent enactment.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the year ended December 31, 202
3
.
The Company had no uncertain tax position for
the years ended December 31, 2023 and 2022
.

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

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 202 3	RMB 7.0827 to $1	HKD 7.8158 to $1
December 31, 202 2	RMB 6.9646 to $1	HKD 7.7967 to $1

Income statement and cash flows items
For the year ended December 31, 202 3	RMB 7.0467 to $1	HKD 7.8279 to $1
For the year ended December 31, 202 2	RMB 6.7261 to $1	HKD 7.8311 to $1

Cash

Cash consist of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Accounts Receivable, Net

Accounts receivable is stated at the historical carrying amount net of allowance for doubtful accounts. The Company determines the allowance for doubtful accounts on an individual basis taking into consideration various factors including but not limited to historical collection experience and creditworthiness of the debtors as well as the age of the individual receivables balance.

Additionally, the Company would make specific bad debt provisions based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use judgment in assessing its collectability.

There was
no
allowance for doubtful accounts recorded as of December 31, 202
3
and 202
2
.

Long-Lived Assets

Long-lived assets consist primarily of equipment and intangible assets.

Equipment

Equipment is recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives (years)
Office and computer equipment	3-5
Manufacturing equipment	10-20

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

The estimated useful lives of the Company’s land use rights are as listed below:

Estimated useful lives (years)
Land use right	50

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of December 31, 202
3
and 202
2
.

Net earnings per share of common stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying consolidation financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

	202 3	202 2

Net (loss) income	$(7,132,573)	$929,059

Weighted average number of shares of common stock outstanding - basic *	20,278,226	20,000,000
Add: potentially dilutive effect of shares issuable upon exercise of warrants	-	371,428

Weighted average number of shares of common stock outstanding - diluted *	20,278,226	20,371,428

Net (loss) income per ordinary share
-Basic	$(0.35)	$0.05
-Diluted	$(0.35)	$0.05

* Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 1
8
)

On May 16,
2022
, Northann entered into a securities purchase agreement with certain investors, pursuant to which the Company sold the investors convertible debentures in an aggregate principal amount of

$1,000,000 that are convertible into shares of common stock of Northann with a 100% warrant coverage to purchase common stock of Northann and such shares underlying the warrants. Please see Note 11 below.

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

As of December 31, 202
3
and 202
2
, the Company had no investments in financial instruments.

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

In August 2020, the FASB issued ASU No.2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted ASU 2020-06 on January 1, 2023.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13,” Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The Company adopted ASU 20
16
-
13
on January 1, 2023.

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

3.	RESTRICTED CASH

Restricted cash consist of the following:

	December 31, 202 3	December 31, 202 2
Deposit for Bank acceptance bill	$3,771	$3,835

Total	$3,771	$3,835

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31, 202 3	December 31, 202 2
Gross accounts receivable	$2,615,458	$1,428,738
Less: allowance for doubtful accounts	-	-
	$2,615,458	$1,428,738

There was no allowance for doubtful accounts recorded as of December 31, 202
3
, 202
2
and 202
1
.

5.	OTHER RECEIVABLES

Other receivables consist of the following:

	December 31, 202 3	December 31, 202 2

Deposit and other assets	127,313	111,294
Total	$127,313	$111,294

6.	INVENTORY, NET

Inventories, net, consist of the following:

	December 31, 202 3	December 31, 202 2
Raw materials and components	$1,654,771	$3,157,736
Finished goods	990,717	1,404,630
Total	2,645,488	4,562,366
less: Impairment	-	-
Inventories, net	$2,645,488	$4,562,366

7.	EQUIPMENT, NET

Equipment, net consist of the following:

	December 31, 202 3	December 31, 202 2

Manufacturing equipment	$8,790,918	$9,099,231
Office equipment	319,624	155,289
less: Accumulated depreciation	4,386,437	3,728,881
Total	$4,724,105	$5,525,639

Depreciation expenses charged to the consolidated statements of operations for the years ended December 31, 202
3
and 202
2
were $ $657,556  and $650,103, respectively.

8.	LAND USE RIGHTS, NET

	December 31, 202 3	December 31, 202 2

Land use right	$1,143,382	$1,162,205

less: Accumulated amortization	112,400	89,790
	$1,030,982	$1,072,415

The Company has pledged its land use rights at No. 199, Newtag, Wujin District, Changzhou, Jiangsu Province, China, 213000 to Industrial and Commercial Bank of China Limited as a collateral for securing its loans.

9.	BANK BORROWINGS

Current

Short-term loans as of December 31, 202
3
and 202
2
represents bank borrowings of $
$4,832,479
 and $5,488,757, respectively obtained from financial institutions in the PRC. The short-term bank borrowings were secured by land use right. The weighted average interest rate for the short-term loans for the years ended December 31, 202
3
and 202
2
was approximately4.48% and 5.87%, respectively.

Bank	Loan period	Interest rate	Balance at December 31, 202 3	Balance at December 31, 202 2

Industrial and Commercial Bank of China	October 24, 2022 - July 17, 2024	4.35%	$1,411,891	$1,435,833
Industrial and Commercial Bank of China	October 26, 2022 - August 17, 2024	4.35%	1,411,891	1,435,833
Bank of Communications	January 28, 2022 - January 26, 2025	4.35%	488,514	496,798
Bank of Communications	January 21, 2022 - January 17, 2025	4.35%	-	473,825
Bank of Communications	January 28, 2022 - January 26, 2025	4.35%	249,481	253,710
Changzhou Changjiang Science and Technology Petty Loan Co., LTD	January 10, 2022 - January 25, 2023	17.40%	-	100,508
Jiangnan Rural Commercial Bank	May 9, 2022 - April 3, 2024	4.79%	381,211	387,675
Jiangnan Rural Commercial Bank	March 24, 2022 - March 3, 2024	4.79%	889,491	904,575
Bank of America	April 28, 2022 - April 30, 2024	Prime rate +0.1%	857,242	1,500,000
Total			$5,689,721	$6,988,757

The loan from Bank of America is secured by the Company’s inventory.

Non-current

Bank	Loan period	Interest rate	Balance at December 31, 202 3	Balance at December 31, 202 2
EIDL Loan	From June 26, 2020 to June 25, 2050	3.75%	124,905	133,677
Total			$124,905	$133,677

10.	BALANCES WITH RELATED PARTY

1)	Related party transactions

For the year
s
ended December 31, 2022
and 2023
, the Company’s related party provided working capital to support the Company’s operations when needed. The borrowings were unsecured, due on demand, and interest free. The following table summarizes borrowing transactions with the Company’s related party:

2)	Related party balances

Accounts	Name of Related Party	Note	December 31, 202 3	December 31, 202 2

Amount due to related party	Lin Li, Chief Executive Officer and Chairman of the Board		$302,943	$184,060

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations.

11.	EQUITY

Preferred Stock

The Company is authorized to issue 500,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock, par value US$0.001 per share, and 100,000,000 shares of preferred stock, par value US$0.001 per share. 20,000,000 shares were designated to be series A preferred stock (the “Series A Preferred Stock”) out of the 100,000,000 shares of blank check preferred stock. Each share of common stock is entitled to one vote and each share of Series A Preferred Stock is entitled to ten votes on any matter on which action of the stockholders of the corporation is sought.
The Series A Preferred Stock will vote together with the common stock
. Common stock and Series A Preferred Stock are not convertible into each other. Holders of Series A Preferred Stock are not entitled to receive dividends. The Series A Preferred Stock does not have liquidation preference over the Company’s Common Stock, and therefore ranks pari passu with the Common Stock in the event of liquidation.

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with par value of US$0.001 per share.  Each share of common stock entitles the holder to one vote. For the sake of comparability, the share structure as of the date of this report has been carried back in the Company’s statement of stockholders’ equity as if they had been issued and outstanding from the beginning of the first period presented.

12.	CONVERTIBLE NOTES

On May 16, 2022, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company sold the investors convertible notes in an aggregate principal amount of $1,000,000 (the “Convertible Notes”) that are convertible into shares of common stock of the Company (the “Conversion Shares”) with a 100% warrant coverage to purchase common stock (the “Warrants” and such shares underlying the Warrants, the “Warrant Shares”). The notes are due May 16, 2024.

As of December 31, 202
3
, the Company has issued the following securities of the registrant, and believed that each of the issuance was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering or under Regulation S of the Securities Act.

Purchaser	Date of Issuance	Security Type	Consideration

Hongyu Wang	May 16, 2022	Convertible Note	US$	500,000
Sam Yan	May 16, 2022	Convertible Note	US$	500,000

Terms of Conversion or Exercise: Convertible Notes

The Convertible Note holders are entitled to an option to convert all of part of the outstanding principal of the Convertible Note to the Company’s ordinary shares at any time after the six-month anniversary of the issuance date of the Note or earlier if a Registration Statement covering the conversion shares has been declared effective, at conversion price of $3.50. The interest rate of the Note is 7% per annum.

Terms of Conversion or Exercise: Warrants

On May 16, 2022, the Company granted Warrants to the same investors of the Convertible exercised, in whole or in part, at any time prior to the fifth anniversary of the date such Warrants are issued. The investors can also choose to exercise the Warrant using a cashless manner based on certain formula stipulated in the Warrant agreement.

The Convertible Notes and Warrant are considered as one unit of accounting which contains two freestanding financial instruments. The proceeds received were allocated between the Notes and the Warrants based on their relative fair value. The beneficial conversion option within the debt instrument was booked to additional paid-in capital, and its book value will not be subsequently adjusted. The warrants were valued using the Black-Scholes Model, and the relative fair value was $1.21 on a per share basis, for total valuation of $347,171 based on 285,714 shares issuable if fully exercised. The Company used the following inputs: (1) strike price = $7.00, (2) fair market value of the Company’s stock = $10.00, (3) annualized volatility = 10%, (4) annualized dividend = 1.70%, (5) years to expiration = 5 years, and (6) risk free rate = 3.789%. Management determined that convertible note contained a beneficial conversion feature (“BCF”) and recognized a discounted to be amortized over the life of the convertible note. The BCF was valued at $672,761 and was recorded as a debt discount where the offsetting balance was recorded as an increase to additional paid in capital.

On April 27, 2023, the Company signed amendment agreements with the investors to modify the due date of the convertible notes to the earlier of July 12, 2023 or the three months anniversary of the completion of the Company's Initial Public Offering. On October 19, 2023, the Company signed settlement agreements with the investors to settle the convertible notes for $1,950,000 with two installments by November 24, 202
3
.

Convertible Notes	December 31, 202 3

Convertible Notes – Face Value		$-
Discount – Placement agent commissions – cash		-
Discount – Placement agent commissions – warrants		-
Discount – Detachable warrants		-
Discount – Beneficial conversion feature		-
$

13.	INCOME TAXES

United States of America

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of December 31, 202
3
and 202
2
due to the recent enactment.

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

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 202
3
and 202
2
. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carry back of losses is not permitted. If not utilized, the PRC net operating loss will expire in 2026.

The income tax expense was $
14,361
and $126,984 for the years ended December 31, 202
3
and 202
2
, respectively, related primarily to the Company’s subsidiaries located outside of the U.S. The income before provision for income taxes for the years ended December 31, 202
3
and 202
2
was as follows:

The income tax provision consists of the following components:

	For the year ended December 31, 202 3	For the year ended December 31, 202 2
C urrent:
Federal	$-	$22,305
State	12,851	68,071
Foreign	1,509	36,608
Total current	$14,361	$126,984

Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred	$-	$-
Total income tax expense	$14,361	$126,984

A reconciliation between the Company’s actual provision for income taxes and the provision at the United States statutory rate is as follow:

	For the year ended December 31, 202 3	For the year ended December 31, 202 2
(Loss) i ncome before income tax expense	$(7,118,212)	$1,056,043
Computed tax benefit with statutory tax rate	29.84%	29.84%
Income tax expense computed at statutory income tax rate	(1,628,314)	315,123
Impact of different tax rates in other jurisdictions	1,439,715	(509,453)
Tax effect of non-deductible expenses	202,961	321,314
Total income tax expense	$14,361	$126,984

The effective tax rate were
(0.3
%
)
and 12.0% for the years ended December 31, 202
3
and 202
2
, respectively.

Uncertain tax positions

The Company did not have any uncertain tax positions during
the years ended December 31, 2023 and 2022
.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the consolidated financial statements as of December 31, 202
3
. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of December 31, 202
3
and 202
1
, respectively.

The statute of limitations for the Internal Revenue Services to assess the income tax returns on a taxpayer expires three years from the due date of the profits tax return or the date on which it was filed, whichever is later.

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

14.	CHINA CONTRIBUTION PLAN

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
the years ended December 31, 2023 and 2022
, the Company contributed a total of
$69,131
and $118,261, respectively, to these funds.

15.	OPERATING LEASE

The Company has operating leases for its office facilities. The lease is located at 9820 Dino Drive, Suite 110, Elk Grove, California, 95624, which consist of approximately 3,653 square meters. The Company's leases have remaining terms of approximately 37 months for a lease term commencing on August 1, 2020 and ending on August 31, 2023.
The lease was renewed for additional 36 months
. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

The following table provides a summary of leases by balance sheet location as of December 31, 202
3
and 202
2
:

Assets/liabilities	December 31, 202 3	December 31, 202 2
A ssets
Operating lease right-of-use assets	$87,380	$18,240

Liabilities
Operating lease liability - current	$31,413	$18,240
Operating lease liability - non-current	55,967	-
Total lease liabilities	$87,380	$18,240

The operating lease expenses for the year ended December 31, 202
3
and 202
2
were as follows:

Lease Cost	Classification	December 31, 202 3	December 31, 202 2
Operating lease expense	General and administrative expenses	$43,154	$27,340

Maturities of operating lease liabilities as of December

31, 202
3
 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending December 31,
2024	$35,069
2025	35,069
2026	23,379
Total lease payments	$93,517
Less: interest	(6,137)
Present value of lease payments	$87,380

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments, which do not include the non-lease components, as of December 31, 202
3
 were as follows:

12 months ending December 31,
2023	$18,584

Total lease payments	$18,584

Lease Term and Discount Rate	December 31, 202 3	December 31, 202 2
Weighted-average remaining lease term (years)
Operating leases	2.92	0.67

Weighted-average discount rate (%)
Operating leases	5%	5%

16.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

During the fiscal year ended December 31, 202
3
, two customers accounted for nearly
77
% of the Company’s revenues. During the fiscal year ended December 31, 202
2
, two customers accounted for nearly
30
% of the Company’s revenues.  No other customer accounts for more than 10% of the Company’s revenue in the years ended December 31, 2023 and 2022
.

As of December 31, 202
3
, five customers accounted for
72%
of the Company’s accounts receivable. As of December 31, 202
2
, five customers accounted for
90
% of the Company’s accounts receivable. No other customer accounts for more than 10% of the Company’s accounts receivable for the years ended December 31, 2023 and 2022
.

During the fiscal year ended December 31, 202
3
, three suppliers accounted for a total of
32
% of the Company’s cost of revenues. During the fiscal year ended December 31, 202
2
, five suppliers accounted for a total of
68
% of the Company’s cost of revenues. No other supplier accounts for over 10% of the Company’s cost of revenues.

As of December 31, 202
3
, no supplier accounted for over
20
% of the Company’s accounts payable. As of December 31, 202
2
, one supplier accounted for 1
0
% of the Company’s accounts payable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 202
3
and 202
2
, substantially all of the Company’s cash were held by major financial institutions located in the PRC, Hong Kong, and the United States, which management believes are of high credit quality. Deposits in the United States up to $250,000 are insured by the Federal Depository Insurance Corporation.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

17.	CAPITAL COMMITMENTS

On July 26, 2021, the Company has contracted Changzhou Wanyuan Construction Engineering Co. to build a second phase of its factory. The amount required in the contract is $10 million. Construction is expected to take approximately one and half year, and the second phase of the factory will be approximately 250,000 square feet.

18.	STOCK SPLIT

Effective on July 6, 2023, the Company implemented a
2-for-1
 reverse stock split of the issued and outstanding shares. Under the reverse split, every two shares of outstanding shares issued and outstanding were automatically converted into one share of ordinary share, with a par value of US$ 0.001 each. Except as otherwise indicated, all information in the consolidated financial statements concerning share and per share data gives retroactive effect to the
2-for-1
 reverse stock split. The total number of outstanding common shares immediately before the reverse split was 40,000,000 and immediately after the reverse split was 20,000,000. The total number of outstanding preferred shares immediately before the reverse split was 10,000,000  and immediately after the reverse split was 5,000,000.

19.	SECURED BORROWING ARRANGEMENT

In July 2023, the Company signed a secured borrowing agreement with a financial institution in the United States, in which the Company borrowed $1,000,000 secured by its accounts receivable amounted $
1,491,000
.

It is scheduled under the agreement that the Company pays $49,700 per week for thirty weeks to the financial institution to repay the loan.

1 8 .	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to December 31, 202
3
and up through

April 15,
202
4
which is the date these consolidation financial statements were issued, except as disclosed herein, there is no any material subsequent events to disclose in these consolidated financial statements.

19.	UNRESTRICTED NET ASSETS

The following presents condensed financial information of Northann Corp:

Condensed Financial Information on Financial Position
	As of December 31,
	202 3	202 2
Cash	370	224
Amounts due from subsidiaries	5,504,920	713,500
Total current assets	5,505,2 90	713,724
All other non-current assets	-	218,354
Interests in a subsidiary	9,948,890	13,477,384
Total Assets	15,454,180	14,409,462

Liabilities and Stockholders’ Deficit
All other current liabilities	599,664	-
Amounts due to subsidiaries	10,660,508	12,122,024
Total current liabilities	11,260,172	12,122,024

Non-current liabilities	1,950,000	313,699
Total Liabilities	13,210,172	12,435,723

Stockholders’ Equity (Deficit)
Preferred stock ,100,000,000 shares authorized – Series A, $0.001 par value, 20,000,000 shares designated , 5,000,000 shares issued and outstanding as of December 31, 202 3 and 202 2 *	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 21,380,000 and 20,000,000 shares issued and outstanding as of December 31, 202 3 and 202 2 , respectively*	21,380	20,000
Subscription receivable	(25,000)	(25,000)
Additional Paid-in Capital	6,671,016	925,000
(Accumulated deficit) re tained earnings	(3,652,547)	1,818,630
Accumulated other comprehensive loss	(775,841)	(769,891)
Total Stockholders’ Equity	2,244,008	1,973,739
Total Liabilities and Stockholders’ Deficit	15,454,180	14,409,462

*	Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 18)

Condensed Financial Information on Results of Operations

	For the years ended December 31,
	202 3	202 2
Revenue	43,251	-
Cost or revenues	-	-
Operating expenses	3,381,482	313,699
Income taxes	12,919	-
L oss – Parent only	(3,351,150)	(313,699)
( Lo ss) income – Subsidiaries with unrestricted net assets	(2,117,498)	1,471,361
(Loss) income – Subsidiaries with restricted net assets	(2,529)	(228,603)
Net (loss) income – Consolidated	(5,471,177)	929,059

Condensed Financial Information on Cash Flows

	For the years ended December 31,
	202 3	202 2
Cash used in operating activities	(5,965,604)	(5,026)
Cash used in investing activities	-	(926,828)
Cash provided by financing activities	5,965,750	932,078
Net cash flows	146	224
Beginning cash balance	224	-
Ending cash balance	370	224

(i)	Basis of presentation

The condensed financial information reflects the accounts of the Company. The condensed financial information should be read in connection with the consolidated financial statements and notes thereto. The condensed financial information is presented as if the incorporation of the Company were in effect since January 1, 2020, and throughout the four
 years ended December 31, 202
3
.

(ii)	Restricted Net Assets

Schedule I of Rule 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.). The Company’s only assets are its equity interests in its subsidiaries. Unrestricted net assets are held in the Company’s subsidiaries located in the US and Hong Kong. The Company does maintain substantial assets and operating subsidiaries in China; therefore, the ability for operating subsidiaries to pay dividends or transfer assets to the Company may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries.

As of December 31, 202
3
and 202
2
, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

