Form 10-Q
period 2024-03-31
Northann Corp.
filed 2024-05-20
CIK 1923780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM
10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2024

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☒
 No
☐

As of May
20
, 2024, there were 23,240,000 shares of common stock of the Registrant, par value $0.001 per share, issued and outstanding.

Northann Corp.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHANN CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In U.S. dollars)

	As of March 31,	As of December 31,
	202 4	202 3
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$590,169	$1,101,443
Restricted cash	3,765	3,771
Accounts receivable, net	2,535,962	2,615,458
Inventory, net	2,843,811	2,645,488
Prepayments	317,267	311,402
Other receivables and other current assets	47,257	127,313
Total current assets	6,338,231	6,804,875

NON-CURRENT ASSETS
Property, plant and equipment, net	4,549,995	4,724,105
Construction in progress	1,232,580	962,338
Land use rights, net	1,023,235	1,030,982
Operating lease right-of-use assets, net	79,673	87,380
Security deposits	9,030	9,030
Total non-current assets	6,894,513	6,813,835

TOTAL ASSETS	$13,232,744	$13,618,710

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank borrowings - current	4,494,627	5,689,721
Operating lease liabilities, current	31,807	31,413
Accounts and other payables and accruals	4,280,334	4,538,322
Taxes payable	510,968	608,679
Unearned revenue	1,573,969	1,084,484
Amounts due to related parties	1,386,943	302,943
Obligation under secured borrowing arrangement	71,169	599,664
Total current liabilities	12,349,817	12,855,226

Bank borrowings – non-current	122,712	124,905
Operating lease liabilities, – non-current	47,866	55,967
Total non-current liabilities	170,578	180,872

TOTAL LIABILITIES	$12,520,395	$13,036,098

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 202 4 and December 31, 202 3	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 40,000,000 shares issued and outstanding as of March 31, 202 4 and December 31, 202 3	21,380	21,380
Subscription receivable	(25,000)	(25,000)
Additional paid-in capital	6,671,016	6,671,016
Retained earnings	(5,253,908)	(5,313,943)
Accumulated other comprehensive loss	(706,139)	(775,841)
Total stockholders’ e q uity	712,349	582,612

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,232,744	$13,618,710

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In U.S. dollars)

	Three Months Ended March 31,
	202 4	202 3
	(Unaudited)	(Unaudited)

REVENUES	$4,595,531	$2,734,933

COST OF REVENUES	3,051,541	1,484,991

GROSS PROFIT	1,543,990	1,249,942

OPERATING EXPENSES
Selling expenses	218,375	198,491
General and administrative expenses	485,037	355,127
Research and development expenses	512,597	300,212

Total operating expenses	1,216,009	853,830

INCOME FROM OPERATIONS	327,981	396,112

OTHER INCOME (EXPENSE)
Interest expense	(267,946)	(87,737)
Amortization of debt discounts	-	(123,288)
Other income	-	159
Exchange loss	-	5,600
Total other (expenses)	(267,946)	(205,266)

INCOME BEFORE TAXES	60,035	190,846

Income tax expense	-	(5,380)

NET INCOME	60,035	185,466

Other comprehensive income :
Foreign currency translation adjustment	69,702	373,736

Total comprehensive income	129,737	559,202

Basic and diluted earnings per share	0.0028	$0.0100

Weighted average number of shares of common stock outstanding – basic	21,380,000	20,000,000
Weighted average number of shares of common stock outstanding – diluted	21,380,000	20,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY
(Unaudited)
(In U.S. dollars)

	Preferred Stock – Series A		Common Stock
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 202 2	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$1,818,630	$(769,891)	$1,973,739

Net income	-	-	-	-	-	-	185,466		185,466

Foreign currency translation adjustment								373 , 736	$373 , 736

Balance, March 31, 202 3	5,000,000	$5,000	20,000,000	$20,000	$-25,000	$925,000	$2,004,096	$(396,155)	$2,532,941

	Preferred Stock – Series A		Common Stock
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 202 3	5,000,000	$5,000	21,380,000	$21,380	$(25,000)	$6,671,016	$(5,313,943)	$(775,841)	$582,612

Net income	-	-	-	-	-	-	60,035	-	60,035

Foreign currency translation adjustment	-	-	-	-	-	-	-	69,702	69,702

Balance, March 31, 202 4	5,000,000	$5,000	21,380,000	$21,380	$(25,000)	$6,671,016	$(5,253,908)	$(706,139)	$712,349

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(In U.S. dollars)

	Three Months Ended March 31,
	202 4	202 3
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$60,035	$185,466
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Allowance for doubtful accounts	13,891	-
Depreciation and amortization	134,823	239,017
Amortization of debt discounts	-	123,288
Changes in assets and liabilities
Accounts receivable	79,496	478,162
Other receivables	80,056	73,928
Prepayments	(5,865)	(64,164)
Inventory	(198,323)	(1,233,379)
Prepaid expenses	-	-
Right of use assets	7,707	6,769
Deferred tax asset	-	-
Accounts payable	(206,537)	(775,741)
Accruals and other payables	(25,608)	146,435
Unearned revenue	489,485	4
Payroll payable	(29,909)	(4,155)
Taxes payable	(97,711)	(64,249)
Accrued interest	4,066	-
Operating leases	(7,707)	(6,769)
Other assets	-	(52)
Net cash provided or ( used in ) operating activities	297,897	(895,440)

Cash flows from investing activities
(Payments for) proceeds from disposal	-	(130,999)
Payments for equipment	-	(15,260)
( Payments for ) or transfer from construction	(270,242)	(13,139)
Net cash used in investing activities	(270,242)	(159,398)

Cash flows from financing activities
Payment of Bank Loan	(1,197,287)	(28,394)
Payment of secured borrowing arrangement	(528,495)	-
Amounts received from or related party	1,084,000	550,337
Net cash (used in) provided by financing activities	(641,782)	521,943

Effect of exchange rates on cash	102,847	373,736

Net change in cash and cash equivalents	(511,280)	(159,159)

Cash at beginning of year	1,105,214	251,100

Cash at end of year	$593,934	$91,941

Supplemental of cash flow information
Cash paid for interest	$339,821	$70,244
Cash paid for income taxes	$-	$5,380

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 202
4
(UNAUDITED) AND
FOR THE YEARS ENDED DECEMBER 31 202
3
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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of
March
31, 202
4
, the Company had a working capital deficit of $
6,011,586
and net cash
provided by
operating activities of $
93,248
for the
three months
ended
March
31, 202
4
. The Company may not have adequate liquidity to remain solvent and settle its obligations when payment become due; these factors gave rise to substantial doubt that the Company would continue as a going concern. Management is closely monitoring its financial position, especially its working capital and cash position, as well as its gross profit margins where its positive results of operations will allow the Company to continue as going concern. The company’s foremost plan is to boost revenue and improve profitability
. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

The Company typically enters into agreements with its customers where its set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $
1,084,484
and $
291
were recognized as revenue from unearned revenue during the
three months
ended
March
31, 202
4
and 202
3
.

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

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carry backs for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of
March 31, 2024 and
December 31, 2023 due to the recent enactment.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the three months
ended
March
31, 202
4
. The Company had no uncertain tax position for the
three months
ended
March
31, 202
4
and
March
31, 202
3
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

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 202 4	RMB 7.0950 to $1	HKD 7.8259 to $1
March 31, 202 3	RMB6.8717 to $1	HKD7.8497 to $1

Income statement and cash flows items
For the three months ended March 31, 202 4	RMB 7.1028 to $1	HKD 7.8199 to $1
For the three months ended March 31, 202 3	RMB6.8476 to $1	HKD7.8389 to $1

Cash

Cash consist of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Accounts Receivable,
N
et

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
March 31, 2024 and
December 31, 2023.

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
N
et

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
March 31, 2024 and
December 31, 2023.

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

	March 31,
	202 4		202 3
	(Unaudited)
Net income	$60,035		$185,466

Weighted average number of shares of common stock outstanding - basic	21,380,000	*	20,000,000	*

Add: potentially dilutive effect of shares issuable upon conversion of notes
Add: potentially dilutive effect of shares issuable upon exercise of warrants			-

Weighted average number of shares of common stock outstanding - diluted	21,380,000	*	20,000,000	*

Basic and diluted (loss) earnings per share	$0.0028	*	$0.0100	*

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

As
of March 31, 2024 and
December 31, 2023, the Company had no investments in financial instruments.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments
- Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The Company adopted ASU 2016-13 on January 1, 2023.

Accounting Pronouncements Issued But Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for applying U.S. GAAP on contract modifications and hedge accounting to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. These optional expedients and exceptions provided in ASU No. 2020-04 are effective for the Company as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which deferred the application dates of Topic 848 to December 31, 2024. The Company currently does not have any financial instrument that reference to LIBOR and does not anticipate the adoption will have a material impact to the Company’s consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in additional required disclosures when adopted. The Company is currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company has evaluated this ASU and expects to add additional disclosures to the consolidated financial statements, once adopted.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

3.	RESTRICTED CASH

Restricted cash consist of the following:

	March 31, 202 4	December 31, 202 3
Deposit for Bank acceptance bill	$3,765	$3,771

Total	$3,765	$3,771

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 202 4	December 31, 202 3
Gross accounts receivable	$2,535,962	$2,615,458
Less: allowance for doubtful accounts	-	-
	$2,535,962	$2,615,458

There was no allowance for doubtful accounts recorded as of
March 31, 2024 and
December 31, 2023.

5.	OTHER RECEIVABLES

Other receivables consist of the following:

	March 31, 2024	December 31, 202 3

Deposit and other assets	47,258	127,313
Total	$47,258	$127,313

6.	INVENTORY, NET

Inventories, net, consist of the following:

	March 31, 202 4	December 31, 202 3
Raw materials and components	$1,642,965	$1,654,771
Finished goods	1,200,846	990,717
Total	2,843,811	2,645,488
less: Impairment	-	-
Inventories, net	$2,843,811	$2,645,488

7.	EQUIPMENT, NET

Equipment, net consist of the following:

	March 31, 202 4	December 31, 202 3

Manufacturing equipment	$8,743,884	$8,790,918
Office equipment	319,624	319,624
less: Accumulated depreciation	4,513,513	4,386,437
Total	$4,549,995	$4,724,105

Depreciation expenses charged to the consolidated statements of operations for the years ended
March 31, 2024 and
December 31, 2023 were $657,556 and $650,103, respectively.

8.	LAND USE RIGHTS, NET

	March 31, 202 4	December 31, 202 3

Land use right	$1,143,382	$1,143,382

less: Accumulated amortization	120,147	112,400
	$1,023,235	$1,030,982

The Company has pledged its land use rights at No. 199, Newtag, Wujin District, Changzhou, Jiangsu Province, China, 213000 to Industrial and Commercial Bank of China Limited as a collateral for securing its loans.

9.	BANK BORROWINGS

Current

Short-term loans as of
March 31, 2024 and
December 31, 2023
represents bank borrowings of $
4,087,385
and $4,832,479, respectively obtained from financial institutions in the PRC. The short-term bank borrowings were secured by land use right. The weighted average interest rate for the short-term loans for the three months ended March 31, 2024 and 2023
was approximately

4.71
% and
5.07
%, respectively.

Bank	Loan period	Interest rate	Balance at March 31, 202 4	Balance at December 31, 202 3

Industrial and Commercial Bank of China	October 24, 2022 - July 17, 2024	4.35%	$1,409,443	$1,411,891
Industrial and Commercial Bank of China	October 26, 2022 - August 17, 2024	4.35%	1,409,443	1,411,891
Bank of Communications	January 28, 2022 - January 26, 2025	4.35%	-	488,514
Bank of Communications	January 28, 2022 - January 26, 2025	4.35%	-	249,481
Jiangnan Rural Commercial Bank	May 9, 2022 - April 3, 2024	4.79%	380,550	381,211
Jiangnan Rural Commercial Bank	March 24, 2022 - March 3, 2024	4.79%	887,949	889,491
Bank of America	April 28, 2022 - April 30, 2024	Prime rate +0.1%	407,242	857,242
Total			$4,494,627	$5,689,721

The loan from Bank of America is secured by the Company’s inventory.

Non-current

Bank	Loan period	Interest rate	Balance at March 31, 202 4	Balance at December 31, 202 3
EIDL Loan	From June 26, 2020 to June 25, 2050	3.75%	122,712	124,905
Total			$122,712	$124,905

10.	BALANCES WITH RELATED PARTY

1)	Related party transactions

For the
three months
ended
March 31, 2024 and
2023, the Company’s related party provided working capital to support the Company’s operations when needed. The borrowings were unsecured, due on demand, and interest free.
The following table summarizes the balances with the Company’s related party.

2)	Related party balances

Accounts	Name of Related Party	Note	March 31, 202 4	December 31, 202 3

Amount due to related party	Lin Li, Chief Executive Officer and Chairman of the Board		$1,386,943	$302,943

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations.

11.	EQUITY

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
In the original agreement, t
he notes
were set to
be
due
on
May 16, 2024.

As of December 31, 2023, the Company has issued the following securities of the registrant, and believed that each of the issuance was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering or under Regulation S of the Securities Act.

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
s
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
for $1,950,000 with two installments by November 24, 2023.
The balance of $1,950,000 was reclassified to
a
ccounts and other payables and accruals
. The debtors agreed to stop accruing interest on the balance.

On May 3, 2024, the Company signed final settlement agreements with the two investors of the
Convertible Notes and Warrants

to settle the balances of the Convertible Notes and Warrants for $250,000 each
 investor
,

totaling $500,000 (Note
20
), besides

an aggregate of
$1,200,000 paid by the Company in 2023.

Convertible Notes	March 31, 202 4

Convertible Notes – Face Value		$-
Discount – Placement agent commissions – cash		-
Discount – Placement agent commissions – warrants		-
Discount – Detachable warrants		-
Discount – Beneficial conversion feature		-
$

13.	INCOME TAXES

United States of America

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of
March 31, 2024 and December 31, 2023
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
three months
ended
March
 31, 202
4
and 202
3
. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carry back of losses is not permitted. If not utilized, the PRC net operating loss will expire in 2026.

The income tax expense was $14,361and $126,984 for
the
three months
ended
March
 31, 202
4
and 202
3
, respectively, related primarily to the Company’s subsidiaries located outside of the U.S. The income before provision for income taxes for the three months
ended
March
 31, 202
4
and 202
3
was as follows:

The income tax provision consists of the following components:

	For the three months ended March 31, 202 4	For the three months ended March 31, 202 3
Current:	-	-
Federal	$-	$-
State	-	12,851
Foreign	-	1,509
Total current	$-	$14,361

Deferred:	-
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred	$-	$-
Total income tax expense	$-	$14,361

A reconciliation between the Company’s actual provision for income taxes and the provision at the United States statutory rate is as follow:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Income before income tax expense	$60,035	$190,846
Computed tax benefit with statutory tax rate	29.84%	29.84%
Income tax expense computed at statutory income tax rate	17,914	56,948
Impact of different tax rates in other jurisdictions	(58,145)	(159,680)
Tax effect of non-deductible expenses	40,231	108,112
Total income tax expense	$-	$5,380

The effective tax rate were 2.8% and 1.4% for the three months ended March 31, 202
4
 a
nd 202
3
, respectively.

Uncertain tax positions

The Company did not have any uncertain tax positions during

the

three months
ended
March
 31, 202
4
and 202
3
.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the consolidated financial statements as of December 31, 2023. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of

March 31, 2024 and 2023
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
three months
ended
March
31, 202
4
and 202
3
, the Company contributed a total of $69,131 and $118,261, respectively, to these funds.

15.	OPERATING LEASE

The Company has operating leases for its office facilities. The lease is located at 9820 Dino Drive, Suite 110, Elk Grove, California, 95624, which consist of approximately 3,653 square meters. The
Company’s
leases have remaining terms of approximately 37 months for a lease term commencing on August 1, 2020 and ended
on August 31, 2023. The lease was renewed for additional 36 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

The following table provides a summary of leases by balance sheet location as of
March 31, 2024 and
December 31, 2023:

Assets/liabilities	March 31, 202 4	December 31, 202 3
Assets
Operating lease right-of-use assets	$79,673	$87,380

Liabilities
Operating lease liability - current	$31,807	$31,413
Operating lease liability - non-current	47,866	55,967
Total lease liabilities	$79,673	$87,380

Cash flow information related to operating leases consists of the following:

	For the three months ended March 31, 2024	For the three months Ended March 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$8,767	$6,069
Right-of-use assets obtained in exchange for new lease obligations:	-	-

The operating lease expenses for the
three months
ended
March
31, 202
4
and 202
3
were as follows:

Lease Cost	Classification	For the three months ended March 31, 202 4	For the three months ended March 31, 202 3
Operating lease expense	General and administrative expenses	$8,767	$30,274

Maturities of operating lease liabilities as of
March
 31, 202
4
 were as follows:

Maturity of Lease Liabilities	Operating Leases
Within one year	26,302
Within a period of more than one year but not more than two years	$35,069
Within a period of more than two year but not more than three years	23,379
Within a period of more than three year but not more than four years	-
Within a period of more than four years but not more than five years	-
More than five years	-
Total lease commitment	$84,750
Less: interest	(5,077)
Present value of lease payments	$79,673

Lease liabilities include lease and non-lease component such as management fee.
Lease Term and Discount Rate	March 31, 202 4	December 31, 202 3
Weighted-average remaining lease term (years)
Operating leases	2.67	2.92

Weighted-average discount rate (%)
Operating leases	5%	5%

16.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

During the
three months
ended
March
31, 202
4
, two customers accounted for nearly
81
% of the Company’s revenues. During the
three months
ended
March
31, 202
3, two customers accounted for nearly
33
% of the Company’s revenues.  No other customer accounts for more than 10% of the Company’s revenue in the three months
ended
March
31, 202
4
and 202
3
.

As of
March
31, 202
4
, five customers accounted for 84% of the Company’s accounts receivable. As of December 31, 202
3
,
five
customers accounted for
72
% of the Company’s accounts receivable. No other customer accounts for more than 10% of the Company’s accounts receivable for the three months ended March 31, 202
4
and for the year ended December 31, 202
3
.

During the
three
months
ended
March
31, 202
4
,
no
supplier accounts for over 10% of the Company’s cost of revenues. During the three months
ended
March
31, 202
3
, five suppliers accounted for a total of
73
% of the Company’s cost of revenues. No other supplier accounts for over 10% of the Company’s cost of revenues.

As of
March
31, 202
4
, no supplier accounted for over
10
% of the Company’s accounts payable. As of December 31, 202
3
,
no
supplier accounted for
20
% of the Company’s accounts payable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of
March 31, 2024 and December 31, 2023
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

In July 2023, the Company signed a secured borrowing agreement with a financial institution in the United States, in which the Company borrowed $1,000,000 secured by its accounts receivable amounted $1,491,000.

It is scheduled under the agreement that the Company pays $49,700 per week for thirty weeks to the financial institution to repay the loan.

20 .	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to December 31, 2023 and up through
May
20
,
2024 which is the date these consolidation financial statements were issued, except as disclosed herein, there is no any material subsequent events to disclose in these consolidated financial statements.

On
May 3
, 202
4
, the Company signed final settlement agreements with the two investors of the

Convertible Notes and Warrants

to settle the balances of the

Convertible Notes and Warrants

for $250,000 each

investor
,

totaling $500,000.

2 1 .	UNRESTRICTED NET ASSETS

The following presents condensed financial information of Northann Corp:

Condensed Financial Information on Financial Position

	As of March 31,	As of December 31,
	202 4	202 3
	(Unaudited)
Cash	742	370
Amounts due from subsidiaries	4,603,188	5,504,920
Total current assets	4,603,929	5,505,290
All other non-current assets		-
Interests in a subsidiary	8,628,815	9,948,890
Total Assets	13,232,744	15,454,180

Liabilities and Stockholders’ Deficit
All other current liabilities	71,169	599,664
Amounts due to subsidiaries	10,499,226	10,660,508
Total current liabilities	10,570,395	11,260,172
Non-current liabilities	1,950,000	1,950,000
Total Liabilities	12,520,395	13,210,172

Stockholders’ Equity (Deficit)
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 40,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	21,380	21,380
Subscription receivable	(25,000)	(25,000)
Additional Paid-in Capital	6,671,016	6,671,016
Retained earnings (accumulated deficit)	(5,253,908)	(3,652,547
Accumulated other comprehensive income (loss)	(706,139)	(775,841)
Total Stockholders’ Equity (Deficit)	712,349	2,244,008
Total Liabilities and Stockholders’ Deficit	13,232,744	15,454,180

* Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 18)

Condensed Financial Information on Results of Operations

	For the three months ended March 31,	For the three months ended March 31,
	202 4	202 3
	(Unaudited)
Revenue	-	-
Cost or revenues	-	-
Operating expenses	372,865	123,288
Income taxes	-	-
Income (loss) – Parent only	(372,865)	(123,288)
Income (loss) – Subsidiaries with unrestricted net assets	577,523	429,006
(Loss) income – Subsidiaries with restricted net a ssets	(144,623)	(120,252)
Net income – Consolidated	60,035	185,466

Condensed Financial Information on Cash Flows

	For the three months ended March 31,	For the three months ended March 31,
	202 4	202 3
	(Unaudited)
Cash from operating activities	528,867	5,140
Cash used in investing activities
Cash from financing activities	(528,495)	(5,000)
Effect of exchange rates on cash	-	-
Net cash flows	372	140
Beginning cash balance	370	224
Ending cash balance	742	364

(i)	Basis of presentation

The condensed financial information reflects the accounts of the Company. The condensed financial information should be read in connection with the consolidated financial statements and notes thereto. The condensed financial information is presented as if the incorporation of the Company were in effect since January 1, 2020, and throughout the four years ended December 31, 2023.

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

As of December 31, 2023 and 2022, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison for the Three Months Ended March 31, 202
4
and 202
3

The following table sets forth key components of our results of operations for the three months ended March 31, 202
4
and 202
3
, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	202 4		202 3
	Amount	of Revenue	Amount	of Revenue
Revenues	4,595,531	100.00%	2,734,933	100.00%
Cost of revenues	3,051,541	64.40%	1,484,991	54.30%
Gross profit	1,543,990	34.00%	1,249,942	45.70%
Operating expenses
Selling expenses	218,375	4.75%	198,491	7.26%
General and administrative expenses	485,037	10.55%	355,127	12.98%
Research and development expenses	512,597	11.15%	300,212	10.98%
Finance Cost	-	-	-	-
Income from operations	327,981	0.07%	396,112	14.48%
Other Income (expenses)
Interest expense	(267,948)	(5.83)%	(87,737)	(3.21)%
Amortization of debt discounts	-	(0.00)%	(123,288)	(4.51)%
Other income	-	0.00%	159	0.01%
Other expenses	-	0.00%	-	0.00%
Exchange loss	-	0.00%	5,600	0.20%
Net Income before taxes	(267,948)	(5.83)%	190,846	6.98%
Income tax benefit (expenses)	-	0.00 )%	(5,380)	(0.20)%
Net income	60,033	0.01%	185,466	6.78%
Other comprehensive loss
Foreign currency translation adjustment	69,702 )	0.02%	373,736	13.67%
Total comprehensive income	129,735	0.03%	559,202	20.45%

Revenues.
Our revenues were $4,595,531 for the three months ended March 31, 202
4
, representing a
n
in
crease of $1,860,598 or
68
% from $
2,734,933
for the three months ended March 31, 202
3
. The
in
crease was mainly due to a
n increase in customer demand and our
sales volume in the three months ended March 30, 202
4
as compared to the same period in 202
3
.

Cost of revenues.
Our cost of revenues was $3,051,541 for the three months ended March 31, 2024, compared to $1,484,991 for the same period in 2023. Cost of revenues refers to the cost of material and labor cost; the percentage of direct material was over 90% of the total cost of revenues. The increase of cost of revenues compared to the three months ended March 30, 2023 was primarily due to the increase in our revenues and increase in purchase price of raw material. We paid tariffs of $89,390 during the three months ended March 30, 2024, and $60,309 during the three months ended March 30, 2023. The increase in tariff was mainly due to increase in revenue.

Gross profit and gross margin.
Our gross profit was $
1,543,990
for the three months ended March 31, 202
4
, compared with a gross profit of $1,249,942 for the same period in 202
3
. Gross margin
de
creased from
45.70
% for the three ended March 31, 202
3
to
33.6
% for the three months ended March 31, 202
4 due to
higher
purchase price of our raw material
.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our selling expenses decreased by $19,884 to $ 218,375 for the three months ended March 31, 202
4
, from $
198,481
for the same period in 202
3, which was mainly caused by increase of $46,135 in advertising fee, and partially offset by a decrease in travel fee of $22,306 and other items with minor changes.

	March 31, 202 4		March 31, 202 3		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salaries and Social Insurance	83,131	38.07%	92,284	46.49%	(9,153)	(9.92)%
Freight insurance	18,240	8.35%	18,286	9.21%	(46)	(0.25)%
Rent	11,924	5.46%	6,627	3.34%	5,297	0.80%
Advertising fee	77,843	35.65%	31,708	15.98%	46,135	1.45%
Travel fee	27,237	12.47%	49,543	24.96%	(22,306)	(45.02)%
Others	-	0.00%	43	0.02%	(43)	(100.00)%
Total selling expenses	218,375	100.00%	198,491	100.00%	19,884	0.10%

General and administrative expenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $129,910 to $ 485,037 for the three months ended March 31, 2024, from $355,127 for the same period in 2023. The increase was mainly caused by the increase of service fees for legal, auditing and other professional services in connection with our new public company status starting from the last quarter of 2023.

	March 31, 202 4		March 31, 202 3		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and Social Insurance	41,583	8.57%	44,491	12.53%	(2,908)	(6.54)%
Service fees	286,281	59.02%	155,590	43.81%	130,691	84.00%
Royalty fee	5,820	1. 20%	6,902	1.95%	(1,082)	(15.68)%
Entertainment expenses	20,928	4.3 1%	15,530	4.37%	5,398	34.76%
Taxation	11	0.00%	-	0.00%	11	0.00%
Depreciation and amortization	24,633	5.08%	34,975	9.85%	(10,342)	(29.57)%
Bad debt	-	0.00%	-	0.00%	-	0.00%
Rent	8,954	1.85%	11,377	3.20%	(2,423)	(21.30)%
Travel fee	19,689	4.06%	28,666	8.07%	(8,977)	(31.32)%
Office expenses	35,370	7. 29%	25,208	7.10%	10,162	40.31%
Other	41,768	8.61%	32,388	9.12%	9,380	28.96%
Total general and administrative expenses	485,037	100.00%	355,127	100.00%	129,910	36.58%

Research and development expenses.
Our research and development expenses were $512,597 for the three months ended March 31, 2024, compared to $300,211 for the same period in 2023. The increase was primarily due to more projects in research and development process during the three months ended March 31, 2024 as compared to the same period in 2023.

Income tax expense.
Our Income tax expense was $
nil
for the three months ended March 31, 202
4
and $5,380 for the three months ended March 31, 202
3
.

Net income.
As a result of the cumulative effect of the factors described above, our net income was $
549
,
800
for the three months ended March 31, 202
4
and $185,466 for the three months ended March 31, 202
3
. The
increase
was primarily due to the
in
crease in revenue.

Liquidity and Capital Resources

As of March 31, 202
4 and
December 31, 202
3
, we had cash of $
590,169, and $1,101,443, respectively
. To date, we have financed our operations primarily through our business operations, borrowings from our stockholders, related and unrelated parties
, and proceeds from IPO.

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

The following table set forth a summary of its cash flows for the periods indicated:

	For the Three Months Ended
	March 31,
	202 4		202 3
Net cash provided by (used in) operating activities		$297,897	$(895,440)
Net cash (used in) investing activities	$	（ 270,242)	$(159,398)
Net cash (used in ) provided by financing activities		$(641,782)	$521,943

Operating Activities

Net cash
provided by
operating activities was $
297
,
897
for the three months ended March 31, 202
4
, as compared to $895,440 net cash used in operating activities for the three months ended March 31, 202
3
.

The net cash
provided by
operating activities for the three months ended March 31, 202
4
mainly included
net income of $60,035, decrease in account payables of $206
,537,
and minor change of other accounts
.
The net cash used in operating activities for the three months ended March 31, 202
3
mainly included our net income of $
185,466,
an increase in
inventories
of $
1,233,379
,
an de
crease in accounts payable of $
775,741, and partially offset by an decrease in account receivable of $478,162.

Investing Activities

Net cash used in investing activities was $270,242 for the three months ended March 31, 2024, as compared to $159,398 net cash used in investing activities for the three months ended March 31, 2023. The net cash used in investing activities for the three months ended March 31, 2024 mainly included the payments for construction. The net cash used in investing activities for the three months ended March 31, 2023 mainly consisted of purchase of property and equipment and the payment for construction in process and land used right.

Financing Activities

Net cash
used in
financing activities for the three months ended March 31, 202
4
was $
641,782
, as compared to net cash
provided by
financing activities of $521,943 for the three months ended March 31, 202
3
. The change was mainly due to the borrowing amounting $1,084,000 from
the related part
y
of our Company, and repayment of borrowings totaling $1,725,782 during the three months ended March 31, 2024.

Contractual Obligations

The Company’s subsidiary NDC has an operating lease primarily for its corporate office and equipment. The lease contract was within three years and the renewal was at landlord’s discretion.

Operating lease expenses were $
8,767
and $
7
,
56
9 for the three months ended March 31, 202
4
and 202
3
, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as we are a “smaller reporting company” as defined by Item 229.10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in § 240.13a-15(e) or 240.15d-15(e) of Regulation S-K) were effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Settlement Agreements

On May 3, 2024, the Company entered into separate settlement agreements (each, and “Agreement, and collectively, the “Agreements”) with each of Hongyu Wang and Sam Yan (each, an “Investor”, and collectively, the “Investors”), and each on similar terms. The Agreements set out the terms for a full and final settlement between the Company and each of the Investors arising out of a number of previous agreements between the Company and each of the Investors, including but not limited to (i) that securities purchase agreement between the Company and each Investor dated May 12, 2022, (ii) that promissory note issued by the Company in favor of each Investor for a principal amount of US$500,000, dated May 16, 2022, and further amended pursuant to the amendment agreement entered by the parties on April 27, 2023 (each, a “Convertible Note”, and collectively, the “Convertible Notes”), and (iii) that warrant for the purchase of 142,857 of the Company’s shares, issued by the Company in favor of each Investor dated May 16, 2022 (each, the “Warrant” and collectively, the “Warrants”).

Specifically, pursuant to each of the Agreements, the Company and each Investor agrees that, upon the requirements set forth at Section 2 of each Agreement therein, and the payment of the settlement sum of $250,000 to each Investor within 15 business days after May 3, 2024), the Company and each Investor shall fully and forever, irrevocably and unconditionally, release, waive and discharge the other party, of and from any and all outstanding rights and obligations, that such party may now have, has ever had or may hereafter have, against the other party, in accordance with section 3 of each Agreement, and shall undertake not to sue the other party, in accordance with section 4 of each Agreement.

Additionally, once the settlement sums have been paid, the Convertible Notes and the Warrants shall be terminated in full and rendered null and void, and all past, current, or future obligations of the parties under the Convertible Notes and the Warrants shall be extinguished.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
10.1*^†	Second Settlement Agreement between Sam Yan and Northann Corp.
10.2*^†	Second Settlement Agreement between Hongyu Wang and Northann Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

^	Certain terms have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Registrant hereby undertakes to furnish copies of any of the terms upon request by the SEC.

†
Exhibits and schedules to this Exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northann Corp.

Date: May 20, 2024	By:	/s/ Lin Li
	Name:	Lin Li
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Sunny S. Prasad
	Name:	Sunny S. Prasad
	Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

