Form 10-Q
period 2024-06-30
Northann Corp.
filed 2024-08-14
CIK 1923780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2024

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☒
 No
☐

As of August
1
4
, 2024, there were 24,240,000 shares of common stock of the Registrant, par value $0.001 per share, issued and outstanding.

Northann Corp.

Quarterly Report on Form 10-Q

P
ART I – FINANCIAL INFORMATION

I
tem 1. Financial Statements

NORTHANN CORP.

C
ONSOLIDATED BALANCE SHEETS
(Unaudited)
(In U.S. dollars)

	As of June 3 0 ,	As of December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$220,338	$1,101,443
Restricted cash	3,748	3,771
Accounts receivable, net	2,533,143	2,615,458
Inventory, net	3,045,851	2,645,488
Prepayments	532,661	311,402
Other receivables and other current assets	55,598	127,313
Total current assets	6,391,339	6,804,875

NON-CURRENT ASSETS
Property, plant and equipment, net	4,365,871	4,724,105
Construction in progress	1,289,167	962,338
Land use rights, net	1,012,829	1,030,982
Operating lease right-of-use assets, net	71,870	87,380
Security deposits	9,030	9,030
Total non-current assets	6,748,767	6,813,835

TOTAL ASSETS	$13,140,106	$13,618,710

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank borrowings - current	4,471,427	5,689,721
Operating lease liabilities, current	32,207	31,413
Accounts and other payables and accruals	2,508,758	4,538,322
Taxes payable	514,158	608,679
Unearned revenue	1,553,034	1,084,484
Amounts due to related parties	2,931,343	302,943
Obligation under secured borrowing arrangement	-	599,664
Total current liabilities	12,010,927	12,855,226

Bank borrowings – non-current	120,519	124,905
Operating lease liabilities, – non-current	39,663	55,967
Total non-current liabilities	160,182	180,872

TOTAL LIABILITIES	$12,171,109	$13,036,098

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares designated, 10,000,000 and 5,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	10,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 24,240,000 and 21,380,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	24,240	21,380
Subscription receivable	(30,000)	(25,000)
Additional paid-in capital	7,829,752	6,671,016
Retained earnings	(6,251,405)	(5,313,943)
Accumulated other comprehensive loss	(613,590)	(775,841)
Total stockholders’ equity	968,997	582,612

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,140,106	$13,618,710

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
C
ONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In U.S. dollars)

	T h ree Months Ended		Six Months Ended
	June 30,		June 30,
	202 4	202 3	202 4	202 3
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$3,888,893	$4,541,690	$8,484,424	$7,276,623

COST OF REVENUES	2,988,266	3,638,926	6,039,807	5,123,917

GROSS PROFIT	900,627	902,764	2,444,617	2,152,706

OPERATING EXPENSES
Selling expenses	187,062	146,945	405,437	345,436
General and administrative expenses	1,461,225	384,199	1,946,262	739,326
Finance Cost	-	-	-
Research and development expenses	419,588	210,104	932,185	510,315

Total operating expenses	2,067,875	741,248	3,283,884	1,595,077

INCOME FROM OPERATIONS	(1,167,248)	161,516	(839,267)	557,629

OTHER INCOME (EXPENSE)
Interest expense	(77,696)	(330,720)	(345,644)	(418,457)
Amortization of debt discounts	-	(522,288)	-	(645,576)
Extinguishment loss	-	-	-
Other income	250,248	394	250,248	552
Other expenses	-	-	-	-
Exchange loss	-	(5,600)	-
Total other income (expenses), net	172,552	(858,214)	(95,396)	(1,063,481)

LOSS BEFORE TAXES	(994,696)	(696,698)	(934,663)	(505,852)

Income tax expense	(2,799)	(389)	(2,799)	(5,769)

NET LOSS	(997,495)	(697,087)	(937,462)	(511,621)

Other comprehensive income:
Foreign currency translation adjustment	92,549	10,455	162,251	384,191

Total comprehensive loss	(904,946)	(686,632)	(775,211)	(127,430)

Basic and diluted earnings per share*	$(0.04)	$(0.03)	$(0.04)	$(0.03)

Weighted average number of shares of common stock outstanding – basic*	22,912,667	20,000,000	22,142,099	20,000,000
Weighted average number of shares of common stock outstanding – diluted*	22,912,667	20,000,000	22,142,099	20,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
C
ONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In
U
.
S
. dollars)

	Preferred Stock – Series A		Common Stock
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2023	5,000,000	$5,000	21,380,000	$21,380	$(25,000)	$6,671,016	$(5,313,943)	$(775,841)	$582,612

Net loss	-	-	-	-	-	-	(937,462)	-	(937,462)
Issuance of shares	5,000,000	5,000	2,860,000	2,860	(5,000)	1,158,736			1,161,596
Foreign currency translation adjustment	-	-	-	-	-	-	-	162,251	162,251

Balance, June 30 , 2024	10,000,000	$10,000	24,240,000	$24,240	$(30,000)	$7,829,752	$(6,251,405)	$(613,590)	$968,997

	Preferred Stock – Series A		Common Stock
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total

Balance, March 31, 202 4	5,000,000	$5,000	21,380,000	$21,380	$(25,000)	$6,671,016	$(5,253,910)	$(706,139)	$712,347

Net loss	-	-	-	-	-	-	(997,495)	-	(997,495)
Issuance of common stock	5,000,000	5,000	2,860,000	2,860	(5,000)	1,158,736			1,161,596
Foreign currency translation adjustment	-	-	-	-	-	-	-	92 , 549	92,549

Balance, June 30, 2024	10,000,000	$10,000	24,240,000	$24,240	$(30,000)	$7,829,752	$(6,251,405)	$(613,590)	$968,997
	Preferred Stock – Series A		Common Stock
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2022	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$1,818,630	$(769,891)	$1,973,739

Net loss	-	-	-	-	-	-	(511,621)		(511,621)

Foreign currency translation adjustment								384,191	$384,191

Balance, June 30 , 2023	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$1,307,009	$(385,700)	$1,846,309

	Preferred Stock – Series A		C ommon Stock
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total

Balance, March 31, 202 3	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$2,004,096	$(396,155)	$2,532,941

Net loss	-	-	-	-	-	-	(697,087)		(697,087)

Foreign currency translation adjustment								10,455	$10,455

Balance, June 30 , 2023	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$1,307,009	$(385,700)	$1,846,309

The
acco
mpanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
C
ONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(In
U
.
S
.
d
ollars)

	Six Months Ended June 3 0 ,
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(937,462)	$(511,621)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	157,912	220,129
Amortization of debt discounts	-	645,576
Share-based compensation	1,161,596	-
Income from settlement of C onvertible N otes	(250,000)	-
Changes in assets and liabilities
Accounts receivable	82,315	478,162
Other receivables	71,715	31,859
Prepayments	(221,259)	(349,617)
Inventory	(400,363)	(1,388,636)
Prepaid expenses	-	-
Right of use assets	15,510	13,623
Deferred tax asset	-	-
Accounts payable	(149,066)	(547,729)
Accruals and other payables	257,378	380,199
Unearned revenue	468,550	(10)
Payroll payable	24,813	47,159
Taxes payable	(94,521)	(68,582)
Accrued interest	4,066	-
Operating leases	(15,510)	(13,623)
Other assets	-	138
Net cash provided or (used in) operating activities	175,674	(1,062,973)

Cash flows from investing activities
P urchase of equipment	-	(7,593)
(Payments for ) or transfer from construction	(326,829)	-
Net cash used in investing activities	(326,829)	(7,593)

Cash flows from financing activities
Rep a yment of b ank Loan	(1,218,294)	(294,477)
Re p ayment of secured borrowing arrangement	(599,664)	-
Settlement of convertible notes	(500,000)
Amounts received from or related party	1,428,400	355,535
Net cash (used in) provided by financing activities	(889,558)	58,058

Effect of exchange rates on cash	159,585	789,049

Net change in cash and cash equivalents	(881,128)	(223,459)

Cash at beginning of year	1,105,214	251,100

Cash at end of period	$224,086	$27,641

Supplemental of cash flow information
Cash paid for interest	$101,047	$116,638
Cash paid for income taxes	$2,799	$5,769

The accompanying notes are an integral part
of
these consolidated financial statements.

N
OTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2024 (UNAUDITED) AND
FOR THE YEARS ENDED DECEMBER 31 2023
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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of
June
3
0
, 2024, the Company had a working capital deficit of $
6,367,395
and net cash
us
ed
in
operating activities of $
326,829
for the
six
months ended
June
3
0
, 2024. The Company may not have adequate liquidity to remain solvent and settle its obligations when payment become due; these factors gave rise to substantial doubt that the Company would continue as a going concern. Management is closely monitoring its financial position, especially its working capital and cash position, as well as its gross profit margins where its positive results of operations will allow the Company to continue as going concern. The company’s foremost plan is to boost revenue and improve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

The Company typically enters into agreements with its customers where its set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $
247,844
and $291 were recognized as revenue from unearned revenue during the six months
ended
June
3
0
, 2024 and 2023.

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

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carry backs for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of
June
3
0
, 2024 and December 31, 2023 due to the recent enactment.

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

The Company did
not
accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the six
months ended
June
3
0
, 2024. The Company had no uncertain tax position for the
six months
ended
June
3
0
, 2024 and
June
3
0
, 2023.

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

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 3 0 , 2024	RMB 7.1268 to $1	HKD 7.8085 to $1
June 3 0 , 2023	RMB6.8717 to $1	HKD7.8497 to $1

Income statement and cash flows items
For the six months ended June 3 0 , 2024	RMB 7.1028 to $1	HKD 7.8199 to $1
For the six months ended June 3 0 , 2023	RMB6.8476 to $1	HKD7.8389 to $1

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
June
3
0
, 2024 and December 31, 2023.

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
June
3
0
, 2024 and December 31, 2023.

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

	Three Months ended June 30,		Six Months ended June 3 0 ,
	2024	2023	2024		2023

	(Unaudited)		(Unaudited)
Net loss	(994,696)	(697,088)	$(937,462)		$(511,621)

Weighted average number of shares of common stock outstanding - basic	22,912,667	20,000,000	22,142,099	*	20,000,000 *

Add: potentially dilutive effect of shares issuable upon conversion of notes
Add: potentially dilutive effect of shares issuable upon exercise of warrants					-

Weighted average number of shares of common stock outstanding - diluted	22,912,667	20,000,000	22,142,099	*	20,000,000	*

Basic and diluted (loss) earnings per share	(0.04)	(0.03)	$(0.04	)*	$(0.03	)*

* Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note
18
)

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

As of
June
3
0
, 2024 and December 31, 2023, the Company had no investments in financial instruments.

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

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

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

3.	RESTRICTED CASH

Restricted cash consist of the following:

	June 3 0 , 2024	December 31, 2023
Deposit for Bank acceptance bill	$3,748	$3,771

Total	$3,748	$3,771

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 3 0 , 2024	December 31, 2023
Gross accounts receivable	$2,533,143	$2,615,458
Less: allowance for doubtful accounts	-	-
	$2,533,143	$2,615,458

There was no allowance for doubtful accounts recorded as of
June
3
0
, 2024 and December 31, 2023.

5.	OTHER RECEIVABLES

Other receivables consist of the following:

	June 3 0 , 2024	December 31, 2023

Deposit and other assets	55,598	127,313
Total	$55,598	$127,313

6.	INVENTORY, NET

Inventories, net, consist of the following:

	June 3 0 , 2024	December 31, 2023
Raw materials and components	$141,547	$1,654,771
Finished goods	2,904,304	990,717
Total	3,045,851	2,645,488
less: Impairment	-	-
Inventories, net	$3,045,851	$2,645,488

7.	EQUIPMENT, NET

Equipment, net consist of the following:

	June 3 0 , 2024	December 31, 2023

Manufacturing equipment	$8,736,521	$8,790,918
Office equipment	318,607	319,624
less: Accumulated depreciation	4,527,916	4,386,437
Total	$4,365,871	$4,724,105

Depreciation expenses charged to the consolidated statements of operations for the years ended
June
3
0
, 2024 and December 31, 2023 were
$141,479
 and $650,103, respectively.

8.	LAND USE RIGHTS, NET

	June 3 0 , 2024	December 31, 2023

Land use right	$1,136,514	$1,143,382

less: Accumulated amortization	123,685	112,400
	$1,012,829	$1,030,982

The Company has pledged its land use rights at No. 199, Newtag, Wujin District, Changzhou, Jiangsu Province, China, 213000 to Industrial and Commercial Bank of China Limited as a collateral for securing its loans.

9.	BANK BORROWINGS

Current

Short-term loans as of
June
3
0
, 2024 and December 31, 2023 represents bank borrowings of $
4,069,147
and $4,832,479, respectively obtained from financial institutions in the PRC. The short-term bank borrowings were secured by land use right. The weighted average interest rate for the short-term loans for the six months
ended
June
3
0
, 2024 and 2023 was approximately
4.70
% and
5.37
%, respectively.

Bank	Loan period	Interest rate	Balance at June 3 0 , 2024	Balance at December 31, 2023

Industrial and Commercial Bank of China	October 24, 2022 - July 17, 2024	4.35%	$1,403,154	$1,411,891
Industrial and Commercial Bank of China	October 26, 2022 - August 17, 2024	4.35%	1,403,154	1,411,891
Bank of Communications	January 28, 2022 - January 26, 2025	4.35%	-	488,514
Bank of Communications	January 28, 2022 - January 26, 2025	4.35%	-	249,481
Jiangnan Rural Commercial Bank	May 9, 2022 - February 28, 2025	4.79%	378,852	381,211
Jiangnan Rural Commercial Bank	March 24, 2022 - February 28, 2025	4.79%	883,987	889,491
Bank of America	April 28, 2022 - April 30, 202 5	Prime rate +0.1%	402,280	857,242
Total			$4,471,427	$5,689,721

The loan from Bank of America is secured by the Company’s inventory.

Non-current
Bank	Loan period	Interest rate	Balance at June 30, 2024	Balance at December 31, 2023
EIDL Loan	From June 26, 2020 to June 25, 2050	3.75%	120,519	124,905
Total			$120,519	$124,905

10.	BALANCES WITH RELATED PARTY

1)	Related party transactions
For the
six months
ended
June
3
0
, 2024 and 2023, the Company’s related party provided working capital to support the Company’s operations when needed. The borrowings were unsecured, due on demand, and interest free. The following table summarizes the balances with the Company’s related party.

2)	Related party balances
Accounts	Name of Related Party	Note	June 3 0 , 2024	December 31, 2023
Amount ( due to ) from related party	Lin Li, Chief Executive Officer and Chairman of the Board		$(2,931,343)	$302,943
All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations.

11.	EQUITY

Preferred Stock

The Company is authorized to issue 500,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock, par value US$0.001 per share, and 100,000,000 shares of
p
referred stock, par value US$0.001 per share. 20,000,000 shares were designated to be series A preferred stock (the “Series A Preferred Stock”) out of the 100,000,000 shares of blank check preferred stock. Each share of common stock is entitled to one vote and each share of Series A Preferred Stock is entitled to ten votes on any matter on which action of the stockholders of the corporation is sought. The Series A Preferred Stock will vote together with the common stock. Common stock and Series A Preferred Stock are not convertible into each other. Holders of Series A Preferred Stock are not entitled to receive dividends. The Series A Preferred Stock does not have liquidation preference over the Company’s Common Stock, and therefore ranks pari passu with the Common Stock in the event of liquidation.

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

On May 16, 2022, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company sold the investors convertible notes in an aggregate principal amount of $1,000,000 (the “Convertible Notes”) that are convertible into shares of common stock of the Company (the “Conversion Shares”) with a 100% warrant coverage to purchase common stock (the “Warrants” and such shares underlying the Warrants, the “Warrant Shares”). In the original agreement, the notes were set to be due on May 16, 2024.

T
he Company believed that each of the issuance
of the convertible notes
was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering or under Regulation S of the Securities Act.

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

The Convertible Notes and Warrants are considered as one unit of accounting which contains two freestanding financial instruments. The proceeds received were allocated between the Notes and the Warrants based on their relative fair value. The beneficial conversion option within the debt instrument was booked to additional paid-in capital, and its book value will not be subsequently adjusted. The warrants were valued using the Black-Scholes Model, and the relative fair value was $1.21 on a per share basis, for total valuation of $347,171 based on 285,714 shares issuable if fully exercised. The Company used the following inputs: (1) strike price = $7.00, (2) fair market value of the Company’s stock = $10.00, (3) annualized volatility = 10%, (4) annualized dividend = 1.70%, (5) years to expiration = 5 years, and (6) risk free rate = 3.789%. Management determined that convertible note contained a beneficial conversion feature (“BCF”) and recognized a discounted to be amortized over the life of the convertible note. The BCF was valued at $672,761 and was recorded as a debt discount where the offsetting balance was recorded as an increase to additional paid in capital.

On April 27, 2023, the Company signed amendment agreements with the investors to modify the due date of the Convertible Notes to the earlier of July 12, 2023 or the
six months
anniversary of the completion of the Company's Initial Public Offering. On October 19, 2023, the Company signed settlement agreements with the investors to settle the Convertible Notes for $1,950,000 with two installments by November 24, 2023.
The balance of $1,950,000 was reclassified to
a
ccounts and other payables and accruals
. The debtors agreed to stop accruing interest on the balance.

On May 3, 2024, the Company signed final settlement agreements with the two investors of the Convertible Notes and Warrants, and settled the arrangement for
$250,000 each investor, totaling $500,000
, besides an aggregate of $1,200,000 paid by the Company in 2023.

The difference between the final settlement amount of $1,700,000 and the amount in the  amendment agreements of $1,950,000 was recognized as other income in the second quarter of 2024.

Convertible Notes	June 3 0 , 2024

Convertible Notes – Face Value		$-
Discount – Placement agent commissions – cash		-
Discount – Placement agent commissions – warrants		-
Discount – Detachable warrants		-
Discount – Beneficial conversion feature		-
$

13.	INCOME TAXES
United States of America

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of
June
3
0
, 2024 and December 31, 2023 due to the recent enactment.

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

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the six
months ended
June
 3
0
, 2024 and 2023. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years
starting from the year subsequent to the year in which the loss was incurred. Carry back of losses is not permitted. If not utilized, the PRC net operating loss will expire in 2026.

The income tax expense was $
2,799
and $
5,769
for the
six
months ended
June
 3
0
, 2024 and 2023, respectively, related primarily to the Company’s subsidiaries located outside of the U.S. The income before provision for income taxes for the six months
ended
June
 3
0
, 2024 and 2023 was as follows:

The income tax provision consists of the following components:

	For the six months ended June 3 0 , 2024	For the six months ended June 3 0 , 2023
Current:	-	-
Federal	$-	$-
State	933	5,380
Foreign	1,866	389
Total current	$2,799	$5,769

Deferred:	-
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred	$-	$-
Total income tax expense	$2,799	$5,769

A reconciliation between the Company’s actual provision for income taxes and the provision at the United States statutory rate is
as follow:

	For the six months ended June 3 0 , 2024	For the six months ended June 3 0 , 2023
Loss before income tax expense	$(934,663)	$(505,852)
Computed tax benefit with statutory tax rate	29.84%	29.84%
Income tax expense computed at statutory income tax rate	(278,903)	(150,946)
Impact of different tax rates in other jurisdictions	236,117	(101,609)
Tax effect of non-deductible expenses	45,585	258,326
Total income tax expense	$2,799	$5,769

The effective tax rate were -0.17% and -2.8% for the
six
months ended
June
3
0
, 2024 and 2023, respectively.

Uncertain tax positions

The Company did not have any uncertain tax positions during the six
months ended
June
 3
0
, 2024 and 2023.

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
June
 3
0
, 2024 and 2023, respectively.

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

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the six
months ended
June
3
0
, 2024 and 2023, the Company contributed a total of $
32,594
and $
38,952
, respectively, to these funds.

15.	OPERATING LEASE

The Company has operating leases for its office facilities. The lease is located at 9820 Dino Drive, Suite 110, Elk Grove, California, 95624,
which
consist of approximately 3,653 square meters. The Company’s
leases have remaining terms of approximately 37 months for a lease term commencing on August 1, 2020 and ended on August 31, 2023. The lease was renewed for additional 36 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes
.

The following table provides a summary of leases by balance sheet location as of
June
3
0
, 2024 and December 31, 2023:

Assets/liabilities	June 3 0 , 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$71,870	$87,380

Liabilities
Operating lease liability - current	$32,207	$31,413
Operating lease liability - non-current	39,663	55,967
Total lease liabilities	$71,870	$87,380

Cash flow information related to operating leases consists of the following:

	For the six months ended June 3 0 , 2024	For the six months Ended June 3 0 , 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$17,534	$13,938
Right-of-use assets obtained in exchange for new lease obligations:	-	-

The operating lease expenses for the
six
months ended
June
3
0
, 2024 and 2023 were as follows:

Lease Cost	Classification	For the three months ended June 3 0 , 2024	For the three months ended June 3 0 , 2023
Operating lease expense	General and administrative expenses	$17,534	$13,938

Maturities of operating lease liabilities as of
June
 3
0
, 2024 were as follows:

Maturity of Lease Liabilities	Operating Leases
Within one year	17,534
Within a period of more than one year but not more than two years	$35,069
Within a period of more than two year but not more than three years	23,379
Within a period of more than three year but not more than four years	-
Within a period of more than four years but not more than five years	-
More than five years	-
Total lease commitment	$75,982
Less: interest	(4,113)
Present value of lease payments	$71,870

Lease liabilities include lease and non-lease component such as management fee.

Lease Term and Discount Rate	June 3 0 , 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	2. 42	2.92

Weighted-average discount rate (%)
Operating leases	5%	5%

16.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

During the
six
months ended
June
3
0
, 2024,
three
customers accounted for nearly
73
% of the Company’s revenues. During the
six
months ended
June
3
0
, 2023,
one
customers accounted for
82
% of the Company’s revenues.  No other customer accounts for more than 10% of the Company’s revenue in the six
months ended
June
3
0
, 2024 and 2023.

As of
June
3
0
, 2024, five customers accounted for 84% of the Company’s accounts receivable. As of December 31, 2023, five customers accounted for 72% of the Company’s accounts receivable. No other customer accounts for more than 10% of the Company’s accounts receivable for the six
months ended
June
3
0
, 2024 and for the year ended December 31, 2023.

During the
six months
ended
June
3
0
, 2024, no supplier accounts for over 10% of the Company’s cost of revenues. During the six months
ended
June
3
0, 2023, five suppliers accounted for a total of
71
% of the Company’s cost of revenues. No other supplier accounts for over 10% of the Company’s cost of revenues.

As of
June
3
0
, 2024, no supplier accounted for over 10% of the Company’s accounts payable. As of December 31, 2023, no supplier accounted for 20% of the Company’s accounts payable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of
June
3
0
, 2024 and December 31, 2023, substantially all of the Company’s cash were held by major financial institutions located in the PRC, Hong Kong, and the United States, which management believes are of high credit quality. Deposits in the United States up to $250,000 are insured by the Federal Depository Insurance Corporation.

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
This borrowing was fully r
epaid in May 2024
.

20.
SHARE-BASED COMPENSATION

On April 18, 2024, the Company issued 450,000 shares of common stock to each of two employees, On April 22, 2024, the Company issued 480,000 shares of common stock to each of two employees, On June 24, 2024, the Company issued 500,000 shares of common stock to each of two employees. None of these six employees are the Company’s officers. In connection of the issuance, the Company recognized
$1,161,596
compensation expense.

2 1 .	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to December 31, 2023 and up through
Au
gust
1
4
,
2024 which is the date these consolidation financial statements were issued, except as disclosed herein, there is no any material subsequent events to disclose in these consolidated financial statements.

2 2 .	UNRESTRICTED NET ASSETS

The following presents condensed financial information of Northann Corp:

Condensed Financial Information on Financial Position

	As of June 3 0 ,	As of December 31,
	2024	2023
	(Unaudited)
Cash	119	370
Amounts due from subsidiaries	4,577,188	5,504,920
Total current assets	4,577,307	5,505,290
Interests in a subsidiary	8,562,799	9,948,890
Total Assets	13,140,106	15,454,180

Liabilities and Stockholders’ Deficit
All other current liabilities	71,169	599,664
Amounts due to subsidiaries	10,149,940	10,660,508
Total current liabilities	10,221,109	11,260,172
Non-current liabilities	1,950,000	1,950,000
Total Liabilities	12,171,109	13,210,172

Stockholders’ Equity (Deficit)
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares designated, 10,000,000 and 5,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023 *	10,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 24,240,000 and 21,380,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023 *	24,240	21,380
Subscription receivable	(30,000)	(25,000)
Additional Paid-in Capital	7,829,752	6,671,016
Acc umulated deficit	(6,251,405)	(3,652,547)
Accumulated other comprehensive income (loss)	(613,590)	(775,841)
Total Stockholders’ Equity (Deficit)	968,997	2,244,008
Total Liabilities and Stockholders’ Deficit	13,140,106	15,454,180

* Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 18)

Condensed Financial Information on Results of Operations

	For the six months ended June 3 0 ,	For the six months ended June 3 0 ,
	2024	2023
	(Unaudited)
Revenue	-	-
Cost or revenues	-	-
Operating expenses	1,598,981	934,973
Income taxes	933	-
L oss – Parent only	(1,599,915)	(934,973)
Income – Subsidiaries with unrestricted net assets	662,163	670,492
I ncome( l oss) – Subsidiaries with restricted net assets	290	(247,140)
Net loss – Consolidated	(937,462)	(511,621)

Condensed Financial Information on Cash Flows

	For the six months ended June 3 0 ,	For the six months ended June 3 0 ,
	2024	2023
	(Unaudited)
Cash from operating activities	(251)	291
Cash used in investing activities	-	-
Cash from financing activities	-	-
Effect of exchange rates on cash	-	-
Net cash flows	(251)	290
Beginning cash balance	370	224
Ending cash balance	119	514

(i)	Basis of presentation

The condensed financial information reflects the accounts of the Company. The condensed financial information should be read in connection with the consolidated financial statements and notes thereto. The condensed financial information is presented as if the incorporation of the Company were in effect since January 1, 2020, and throughout the four years ended December 31, 202
4
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Northann Corp. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or “Northann”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.

US Dollars are denoted herein by “USD”, “$” and “dollars”

Results of Operations

Comparison for the
three
months
Ended
June
3
0
, 2024 and 2023

The following table sets forth key components of our results of operations for the three
months ended
June
3
0
, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Three Months Ended June 3 0 ,
	2024		2023
	Amount	of Revenue	Amount	of Revenue
Revenues	3,888,893	100.00%	4,541,690	100.00%
Cost of revenues	2,988,266	76.84%	3,638,926	80.12%
Gross profit	900,627	23.00%	902,764	20.00%
Operating expenses
Selling expenses	187,062	4.81%	146,945	3.24%
General and administrative expenses	1,461,225	37.57%	384,199	8.46%
Research and development expenses	419,588	10.79%	210,104	4.63%
Finance Cost	-	-	-	-%
Income from operations	(1,167,248)	(30.01)%	161,516	3.56%
Other Income (expenses)
Interest expense	(77,696)	(2.00)%	(330,720)	(7.28)%
Amortization of debt discounts	-	-%	(522,288)	(11.50)%
Extinguishment loss	-	-%	-	-%
Other income	250,248	6.43%	39 4	0.0 1%
Other expenses	-	-%	-	-%
Exchange loss	-	-%	(5,600)	(0.12)%
Net Income before taxes	(994,696)	(25.58)%	(696,69 8)	(15.34)%
Income tax (expenses)	(2,799)	(0.07)%	(389)	(0.01)%
Net loss	(997,495)	(25.65)%	(697,08 7)	(15.35)%
Other comprehensive income
Foreign currency translation adjustment	92,549	2.38%	10,455	(0.23)%
Total comprehensive loss	(904,946)	(23.27)%	(686,63 2)	(15.12)%

Revenues.
Our Revenues decreased by 14.4% or $652,797 to $3,888,893 for the three months ended June 30, 2024 from $4,541,690 for the three months ended June 30, 2023, which was primarily due to slowdown in economy and decrease in customer demand
.

Cost of revenues.
Our Cost of revenues decreased by 17.9% or $650,660 to $2,988,266 for the three months ended June 30, 2024 from $3,638,926 for the three months ended June 30, 2023, which was primarily due to decrease in revenue

Gross profit and gross margin.
Our Gross profit decreased by 0.2% or $2,137 to $900,627 for the three months ended June 30, 2024 from $902,764 for the three months ended June 30, 2023
;
Our gross margin
was
$23% for the three months ended June 30, 2024
, kept relatively stable
from
the gross margin of 20%
for the three months ended June 30, 2023
.

Selling expenses.
As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our Selling expenses increased by 27.3% or $40,117 to $187,062 for the three months ended June 30, 2024 from $146,945 for the three months ended June 30, 2023, which was mainly because we increased expending the advertisement.

	Three Months ended June 30,
	2024		2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	%
Salaries and Social Insurance	76,982	41.15%	74,094	50.42%	2,888	3.90%
Freight insurance	22,950	12.27%	3,616	2.46%	19,334	5.35%
Rent	15,770	8.43%	9,740	6.63%	6,030	0.62%
Advertising fee	44,662	23.88%	8,854	6.03%	35,808	4.04%
Travel fee	26,698	14.27%	50,642	34.46%	(23,944)	(47.28)%
Others	-	0.00%	(1)	0.00%	1	(100.00)%
Total selling expenses	187,062	100.00%	146,945	100.00%	40,117	0.27%

General and administrative expenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our General and administrative expenses increased by 280.3% or $1,077,026 to $1,461,225 for the three months ended June 30, 2024 from $384,199 for the three months ended June 30, 2023, which was primarily because during the second quarter of 2024, we issued 2,860,000 shares of common stock to six of our non-officer employees which resulted in compensation expense of $1,161,596, and we incurred more service fees in order to comply with our public company status.

	Three Months ended June 30,
	2024		2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	%
Salary and Social Insurance	1,1 9,424	82 . 08%	31,920	8.31%	1,1 67,504	3,657 . 59%
Service fees	1 23,226	8 . 43%	211,529	55.06%	(88,303)	(41.75)%
Royalty fee	6,034	0.41%	5,645	1.47%	389	6.89%
Entertainment expenses	12,769	0.87%	22,025	5.73%	(9,256)	(42.02)%
Taxation	19,664	1.35%	20,548	5.35%	(884)	(4.30)%
Depreciation and amortization	23,959	1.64%	34,153	8.89%	(10,194)	(29.85)%
Bad debt	-	-%	-	0.00%	-	0.00%
Rent	8,659	0.59%	9,045	2.35%	(386)	(4.27)%
Travel fee	11,729	0.80%	5,068	1.32%	6,661	131.43%
Office expenses	35,242	2.41%	22,928	5.97%	12,314	53.71%
Other	20,519	1.40%	21,338	5.55%	(819)	(3.84)%
Total general and administrative expenses	1,461,225	100.00%	384,199	100.00%	1,077,026	280.33%

Research and development expenses.
Our Research and development expenses increased by 99.7% or $209,484 to $419,588 for the three months ended June 30, 2024 from $210,104 for the three months ended June 30, 2023
.
. The increase was primarily
because we carried out more research and development in new material and products.
.

Other income
We recognized other income of $250,000 as the result of final settlement of the Convertible Notes in the second quarter of 2024, while there was no such income in the same period of 2023.

Income tax expense.
Our Income tax expense was $
2,799
for the
three
months ended
June 30, 2024
and $5,
769
for the
three
months ended
June 30,
2023, which was incurred by our profit making entities in China and the US.

Net
los
s
.
As a result of the cumulative effect of the factors described above, our net loss was $
997
,495 for the three months ended June 30, 2024 and $697,08
7
for the three months ended June 30, 2023. The decrease was primarily due to the share based compensation recognized in the period

Comparison for the
six months
Ended
June
3
0
, 2024 and 2023

The following table sets forth key components of our results of operations for the six
months ended
June
3
0
, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30,
	2024		2023
	Amount	of Revenue	Amount	of Revenue
Revenues	8,484,424	100.00%	7,276,623	100.00%
Cost of revenues	6,039,807	71.19%	5,123,917	70.42%
Gross profit	2,444,617	29.00%	2,152,706	29.58%
Operating expenses
Selling expenses	405,437	4.7 8%	345,436	4.75%
General and administrative expenses	1,946,262	22.94%	739,326	10.16%
Research and development expenses	932,185	10. 99%	510,315	7.01%
Finance Cost	-	-	-	-
Income from operations	(839,267)	(9.89)%	557,629	7.66%
Other Income (expenses)
Interest expense	(345,644)	(4.07)%	(418,457)	(5.75)%
Amortization of debt discounts	-	-%	(645,576)	(8.87)%
Extinguishment loss	-	-%		-%
Other income	250,248	2.95%	552	0.01%
Other expenses	-	-%	-	-%
Exchange loss	-	-%	-	-%
Net loss before taxes	(934,663)	(11.02)%	(505,852)	(6.95)%
Income tax (expenses)	(2,799)	(0.03)%	(5,769)	(0.08)%
Net loss	(937,462)	(11.05)%	(511,621)	(7.03)%
Other comprehensive income
Foreign currency translation adjustment	162,251	1.91%	384,191	5.28%
Total comprehensive loss	(775,211)	(9.14)%	(127,430)	(1.75)%

Revenues.
Our Revenues increased by 16.6% or $1,207,801 to $8,484,424 for the six months ended June 30, 2024 from $7,276,623 for the six months ended June 30, 2023. The increase was mainly due to sales orders increased as a result of our marketing effort and increased customer demand
.

Cost of revenues.
Our Cost of revenues increased by 17.9% or $915,890 to $6,039,807 for the six months ended June 30, 2024 from $5,123,917 for the six months ended June 30, 2023. Cost of revenues refers to the cost of material and labor cost; the percentage of direct material was over 90% of the total cost of revenues. The increase of cost of revenues compared to the six months ended June 30, 2023 was in line of the increase in revenue
.

Gross profit and gross margin.
Our gross profit increased by 13.6% or $291,911 to $2,444,617 for the six months ended June 30, 2024 from $2,152,706 for the six months ended June 30, 2023 due to increase in revenue
. Our gross margin decreased to $29% for the six months ended June 30, 2024 from $30% for the six months ended June 30, 2023. The gross margin kept relatively stable.

Selling expenses.
As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our Selling expenses increased by 17.4% or $60,001 to $405,437 for the six months ended June 30, 2024 from $345,436 for the six months ended June 30, 2023, which was primarily because we increased spending in advertisement in order to boost sales. Freight insurance increased in line with increase in revenue

	Six Months ended June 30,
	2024		2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	%
Salaries and Social Insurance	160,113	39.49%	166,378	48.16%	(6,265)	(3.77)%
Freight insurance	41,190	10.16%	21,902	6.34%	19,288	0.88%
Rent	27,694	6.83%	16,367	4.74%	11,327	0.69%
Advertising fee	122,505	30.22%	40,562	11.74%	81,943	2.02%
Travel fee	53,935	13.30%	100,185	29.00%	(46,250)	(46.16)%
Others	-	0.00%	42	0.01%	(42)	(100.00)%
Total selling expenses	405,437	100.00%	345,436	100.00%	60,001	0.17%

General and administrative expenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our General and administrative expenses increased by
163
.
3
% or $
1,
2
06,936
to $
1
,
9
46,262
for the six months ended June 30, 2024 from $739,326 for the six months ended June 30, 2023. The increase was mainly because during the second quarter of 2024, we issued 2,860,000 shares of common stock to six of our non-office employees which resulted in compensation expense of $1,161,596, and we incurred more service fees in order to comply with our public company status.

	Six Months ended June 30,
	2024		2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	%
Salary and Social Insurance	1,2 41,007	63 . 76%	76,411	10.34%	1,164,596	1,524 . 12%
Service fees	40 9,507	21.04%	367,119	49.66%	42,388	11 . 55%
Royalty fee	11,854	0.61%	12,547	1.70%	(693)	(5.52)%
Entertainment expenses	33,697	1.73%	37,555	5.08%	(3,858)	(10.27)%
Taxation	19,675	1.01%	20,548	2.78%	(873)	(4.25)%
Depreciation and amortization	48,592	2.50%	69,128	9.35%	(20,536)	(29.71)%
Bad debt	-	0.00%	-	0.00%	-	0.00%
Rent	17,613	0.90%	20,422	2.76%	(2,809)	(13.75)%
Travel fee	31,418	1.61%	33,734	4.56%	(2,316)	(6.87)%
Office expenses	70,612	3.63%	48,136	6.51%	22,476	46.69%
Other	62,287	3.20%	53,726	7.27%	8,561	15.93%
Total general and administrative expenses	1,946,262	100.00%	739,326	100.00%	1,206,936	163.25%

Research and development expenses.
Our Research and development expenses increased by 82.7% or $421,870 to $932,185 for the six months ended June 30, 2024 from $510,315 for the six months ended June 30, 2023, because we carried out research and development activities for new material and products in 2024.

Other income
We recognized other income of $250,000 as the result of final settlement of the Convertible Notes in the second quarter of 2024, while there was no such income in the same period of 2023.

Income tax expense.
Our Income tax expense was $2,799 for the six months ended June 30, 2024 and $5,769 for the six months ended June 30, 2023.
The income tax expense was incurred by our profit making entities in China and the US.

Net loss.
As a result of the cumulative effect of the factors described above, our net loss was $
937
,462 for the six months ended June 30, 2024 and $511,621 for the six months ended June 30, 2023. The increase in net loss
was primarily due to the
share based compensation recognized during the six months ended June 30, 2024.

Liquidity and Capital Resources

As of
June 30,
2024 and December 31, 2023, we had cash of $220,338, and $1,101,443, respectively. To date, we have financed our operations primarily through our business operations, borrowings from our stockholders, related and unrelated parties, and proceeds from IPO.

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

The following table set forth a summary of our cash flows for the periods indicated:

	For the six Months Ended
	June 30,
	2024	2023
Net cash provided by ( used in ) operating activities	$175 , 674	$(1,062,973)
Net cash used in investing activities	$(326,829)	$(7,593)
Net cash (used in) provided by financing activities	$(889,558)	$58,058

Operating Activities

Net cash
provided by
operating activities was $
175,674
for the six months ended June 30, 2024, as compared to $1,062,973 net cash used in operating activities for the six months ended June 30, 2023.

The net cash
provided by
operating activities for the six months ended June 30, 2024 mainly included net loss of $
93
7,462,
adjusted by share based compensation of $1,161,596 and other income of $250,000 resulting from the final settlement of the Convertible Notes, and increased in inventories of $400,363, increase in prepayment of $221,259, and partially offset by increase in unearned revenue of $468,550 and minor change of other accounts. The net cash used in operating activities for the six months ended June 30, 2023 mainly included net loss of $511,621, adjusted by non-cash item of amortization of debt discounts amounting $645,576, an increase in inventories of $1,388,636, increase in prepayment of 349,617, an decrease in accounts payable of $547,729, and partially offset by an decrease in account receivable of $478,162.

Investing Activities

Net cash used in investing activities was $
326
,
829
for the
six
months ended
June 30
, 2024, as compared to $
7,593
net cash used in investing activities for the
six
months ended
June 30
, 2023. The net cash used in investing activities for the
six
months ended
June 30
, 2024 mainly included the payments for construction
in progress
. The net cash used in investing activities for the
six
months ended
June 30
, 2023 mainly consisted of purchase of property and equipment .

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 was $
8
89,558, as compared to net cash provided by financing activities of $58,058 for the six months ended June 30, 2023. The change was mainly due to the borrowing amounting $1,428,400 from a related party of our Company, repayment of borrowings totaling $1,220,487
and the payment of $500,000 to settle the Convertible Notes
during the six months ended June 30, 2024.

Contractual Obligations

The Company’s subsidiary NDC has an operating lease primarily for its corporate office and equipment. The lease contract was within six
years and the renewal was at landlord’s discretion.

Operating lease expenses were $
17,534
and $
13,938
for the
six
months ended
June 30
, 2024 and 2023, respectively.

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

P
ART II - OTHER INFORMATION

I
tem 1. Legal Proceedings

None.

I
tem 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this item.

I
tem 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

I
tem 3. Defaults Upon Senior Securities

None.

I
tem 4. Mine Safety Disclosures

Not applicable.

I
tem 5. Other Information

As previously disclosed, on May 16, 2022, Northann Corp. (the “Company”) entered into a securities purchase agreement with Sam Yan and Hongyu Wang (collectively, the “Investors”), pursuant to which the Company sold the Investors convertible notes in an aggregate principal amount of $1,000,000 (the “Convertible Notes”) that are convertible into shares of common stock of the Company with a 100% warrant coverage to purchase common stock (the “Warrants”). On May 3, 2024, the Company signed final settlement agreements with the Investors of the Convertible Notes and Warrants (together, the “Final Settlement Agreements”) to settle the balances of the Convertible Notes and Warrants for $250,000 for each of the Investors, totaling $500,000, besides an aggregate of $1,200,000 paid by the Company in 2023.

On May 24, 2024, in accordance with the Final Settlement Agreements, the Company paid the settlement sum of $250,000 to each Investor, and each of the Investors executed a Release of Security Interests evidencing and effecting the release, relinquishment, and discharge of certain security interests, including certain UCC financing statements as referenced therein.

In light of the above, the Convertible Notes and the Warrants are terminated in full and rendered null and void.

I
tem 6. Exhibits

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

S
IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northann Corp.

Date: August 14, 2024	By:	/s/ Lin Li
	Name:	Lin Li
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Sunny S. Prasad
	Name:	Sunny S. Prasad
	Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

