Form 10-Q
period 2024-09-30
Northann Corp.
filed 2024-11-19
CIK 1923780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2024

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☒

No
☐

As of November 1
9
, 2024, there were 34,364,400 shares of common stock of the Registrant, par value $0.001 per share, issued and outstanding.

Northann Corp.
Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHANN CORP.
CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	As of September 30,	As of December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$83,929	$1,101,443
Restricted cash	3,812	3,771
Accounts receivable, net	1,940,638	2,615,458
Inventory, net	3,807,740	2,645,488
Prepayments	125,610	311,402
Other receivables and other current assets	72,905	127,313
Total current assets	6,034,634	6,804,875

NON-CURRENT ASSETS
Property, plant and equipment, net	4,273,607	4,724,105
Construction in progress	1,311,133	962,338
Land use rights, net	1,023,426	1,030,982
Operating lease right-of-use assets, net	1,907,491	87,380
Security deposits	9,030	9,030
Total non-current assets	8,524,687	6,813,835

TOTAL ASSETS	$14,559,321	$13,618,710

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank borrowings - current	5,282,296	5,689,721
Operating lease liabilities, current	348,370	31,413
Accounts and other payables and accruals	2,453,034	4,538,322
Taxes payable	574,893	608,679
Unearned revenue	898,259	1,084,484
Amounts due to related parties	1,933,672	302,943
Obligation under secured borrowing arrangement	-	599,664
Total current liabilities	11,490,524	12,855,226

Bank borrowings – non-current	120,519	124,905
Operating lease liabilities, – non-current	1,559,121	55,967
Total non-current liabilities	1,679,640	180,872

TOTAL LIABILITIES	$13,170,164	$13,036,098

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares designated, 5,000,000 and 5,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 24,365,903 and 21,380,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	24,366	21,380
Subscription receivable	(25,000)	(25,000)
Additional paid-in capital	7,850,526	6,671,016
Retained earnings	(5,754,840)	(5,313,943)
Accumulated other comprehensive loss	(710,895)	(775,841)
Total stockholders’ equity	1,389,157	582,612

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,559,321	$13,618,710

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In U.S. dollars)

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$2,557,585	$2,160,258	$11,042,009	$9,436,881

COST OF REVENUES	929,002	3,423,295	6,968,809	8,547,213

GROSS PROFIT	1,628,583	(1,263,037)	4,073,200	889,668

OPERATING EXPENSES
Selling expenses	159,368	193,236	564,805	538,672
General and administrative expenses	575,678	354,902	2,521,940	1,094,228
Research and development expenses	340,072	99,161	1,272,257	609,476

Total operating expenses	1,075,118	647,299	4,359,002	2,242,376

INCOME FROM OPERATIONS	553,465	(1,910,336)	(285,802)	(1,352,708)

OTHER INCOME (EXPENSE)
Interest expense	(53,476)	(20,685)	(399,120)	(439,142)
Amortization of debt discounts	-	-	-	(645,576)
Other income	-	134	250,248	681
Other expenses	(3,426)	(990,725)	(3,426)	(990,725)
Total other expenses, net	(56,902)	(1,011,276)	(152,298)	(2,074,763)

INCOME (LOSS) BEFORE TAXES	496,563	(2,921,613)	(438,100)	(3,427,470)

Income tax expense	2	-	(2,797)	(5,764)

NET INCOME (LOSS)	496,565	(2,921,613)	(440,897)	(3,433,234)

Other comprehensive income:
Foreign currency translation adjustment	(97,305)	(717,044)	64,946	(332,853)

Total comprehensive income (LOSS)	399,260	(3,638,657)	(375,951)	(3,766,087)

Basic and diluted earnings per share*	$0.02	$(0.15)	$(0.02)	$(0.17)

Weighted average number of shares of common stock outstanding – basic*	24,275,972	20,000,000	22,861,075	20,000,000
Weighted average number of shares of common stock outstanding – diluted*	24,275,972	20,000,000	22,861,075	20,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In U.S. dollars)

	Preferred Stock – Series A		Common Stock
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2023	5,000,000	$5,000	21,380,000	$21,380	$(25,000)	$6,671,016	$(5,313,943)	$(775,841)	$582,612

Net loss	-	-	-	-	-	-	(440,897)	-	(440,897)
Issuance of shares			2,985,903	2,986		1,179,510			1,182,496
Foreign currency translation adjustment	-	-	-	-	-	-	-	64,946	64,946

Balance, September 30, 2024	5,000,000	$5,000	24,365,903	$24,366	$(25,000)	$7,850,526	$(5,754,840)	$(710,895)	$1,389,157

	Preferred Stock – Series A		Common Stock
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total

Balance, June 30, 2024	5,000,000	$5,000	24,240,000	$24,240	$(25,000)	$7,829,752	$(6,251,405)	$(613,590)	$968,997

Net loss	-	-	-	-	-	-	496,565	-	496,565
Issuance of common stock			125,903	126		20,774			20,900
Foreign currency translation adjustment	-	-	-	-	-	-	-	(97,305)	(97,305)

Balance, September 30, 2024	5,000,000	$5,000	24,365,903	$24,366	$(25,000)	$7,850,526	$(5,754,840)	$(710,895)	$1,389,157

	Preferred Stock – Series A		Common Stock
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2022	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$1,818,630	$(769,891)	$1,973,739

Net loss	-	-	-	-	-	-	(3,433,234)		(3,433,234)

Foreign currency translation adjustment								(332,853)	$(332,853)

Balance, September 30, 2023	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$(1,614,604)	$(1,102,744)	$(1,792,348)

	Preferred Stock – Series A		Common Stock
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total

Balance, June 30, 2023	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$1,307,009	$(385,700)	$1,846,309

Net loss	-	-	-	-	-	-	(2,921,613)		(2,921,613)

Foreign currency translation adjustment								(717,044)	$(717,044)

Balance, September 30, 2023	5,000,000	$5,000	20,000,000	$20,000	$(25,000)	$925,000	$(1,614,604)	$(1,102,744)	$(1,792,348)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(In U.S. dollars)

	Nine months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(440,897)	$(3,433,234)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	504,943	419,690
Amortization of debt discounts	-	645,576
Share-based compensation	1,182,496
Income from settlement of Convertible Notes	(250,000)	-
Changes in assets and liabilities
Accounts receivable	674,820	(24,440)
Other receivables	54,408	5,219
Prepayments	185,792	(418,851)
Inventory	(1,162,252)	(1,209,520)
Prepaid expenses	-	77
Right of use assets	(1,820,111)	(76,752)
Deferred tax asset	-	-
Accounts payable	(209,448)	(760,119)
Accruals and other payables	34,161	1,904,642
Unearned revenue	(186,225)	1,178,518
Payroll payable	(12,676)	83,225
Taxes payable	(33,786)	(44,347)
Accrued interest	4,066	205,886
Operating leases	1,820,111	76,752
Other assets	-	115
Net cash provided or (used in) operating activities	345,402	(1,447,563)

Cash flows from investing activities
Purchase of equipment	-	(7,642)
(Payments for ) or transfer from construction	(348,795)	-
Net cash used in investing activities	(348,795)	(7,642)

Cash flows from financing activities
Proceeds from bank borrowings	756,343	-
Repayment of bank Loan	(1,163,768)	(310,616)
Amount received from secured borrowing arrangement		624,622
Repayment of secured borrowing arrangement	(599,664)	-
Settlement of convertible notes	(500,000)	-
Amounts received from or related party	430,729	977,782
Net cash (used in) provided by financing activities	(1,076,360)	1,291,788

Effect of exchange rates on cash	62,280	2,844

Net change in cash and cash equivalents	(1,017,473)	(160,573)

Cash and restricted cash at beginning of year	1,105,214	251,100

Cash and restricted cash at end of period	$87,741	$90,527

Supplemental of cash flow information
Cash paid for interest	$145,325	$233,265
Cash paid for income taxes	$40,373	$5,764

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED September 30, 2024 (UNAUDITED) AND
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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2024, the Company had a working capital deficit of $5,272,085 and net cash provided by operating activities of $345,402 for the nine months ended September 30, 2024. The Company may not have adequate liquidity to remain solvent and settle its obligations when payment become due; these factors gave rise to substantial doubt that the Company would continue as a going concern. Management is closely monitoring its financial position, especially its working capital and cash position, as well as its gross profit margins where its positive results of operations will allow the Company to continue as going concern. The company’s foremost plan is to boost revenue and improve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

The Company typically enters into agreements with its customers where it set
s
forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $966,158 and $1,178,805 were recognized as revenue from unearned revenue during the nine months ended September 30, 2024 and 2023.

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

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carry backs for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of September 30, 2024 and December 31, 2023 due to the recent enactment.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the nine months ended September 30, 2024. The Company had no uncertain tax position for the nine months ended September 30, 2024 and December 31, 2023.

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

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2024	RMB7.0074 to $1	HKD7.7705 to $1
September 30, 2023	RMB7.1798 to $1	HKD7.8245 to $1

Income statement and cash flows items
For the nine months ended September 30, 2024	RMB7.1107 to $1	HKD7.8088 to $1
For the nine months ended September 30, 2023	RMB7.0148 to $1	HKD7.8334 to $1

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

There was no allowance for doubtful accounts recorded as of September 30, 2024 and December 31, 2023.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company September 30, 2024 and December 31, 2023.

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

	Three Months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net income (loss)	496,565	(2,921,613)	$(440,897)	$(3,433,234)

Weighted average number of shares of common stock outstanding - basic	24,275,972	20,000,000	22,861,075	20,000,000

Weighted average number of shares of common stock outstanding - diluted	24,275,972	20,000,000	22,861,075	20,000,000

Basic and diluted (loss) earnings per share	0.02	(0.15)	$(0.02)	$(0.17)

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

As of September 30, 2024 and December 31, 2023, the Company had no investments in financial instruments.

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

Recent Accounting Pronouncements
Accounting Pronouncements Issued But Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company is currently assessing the impact this guidance will have on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company do not expect a material impact to the consolidated financial statements.

In January 2024, the FASB issued ASU 2024-01 “Compensation—Stock Compensation” (“ASU 2024-01”). ASU 2024-01 is intended to improve generally accepted accounting principles (GAAP) by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards (“profits interest awards”) should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing the impact of this guidance, however, the Company do not expect a material impact to the consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

3.	RESTRICTED CASH

Restricted cash consist of the following:

	September 30, 2024	December 31, 2023
Deposit for Bank acceptance bill	$3,812	$3,771

Total	$3,812	$3,771

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	September 30, 2024	December 31, 2023
Gross accounts receivable	$1,940,638	$2,615,458
Less: allowance for doubtful accounts	-	-
	$1,940,638	$2,615,458

There was no allowance for doubtful accounts recorded as of September 30, 2024 and December 31, 2023.

5.	OTHER RECEIVABLES

Other receivables consist of the following:

	September 30, 2024	December 31, 2023

Deposit and other assets	72,905	127,313
Total	$72,905	$127,313

6.	INVENTORY, NET

Inventories, net, consist of the following:

	September 30, 2024	December 31, 2023
Raw materials and components	$1,937,755	$1,654,771
Finished goods	1,869,985	990,717
Total	3,807,740	2,645,488
less: Impairment	-	-
Inventories, net	$3,807,740	$2,645,488

7.	EQUIPMENT, NET

Equipment, net consist of the following:

	September 30, 2024	December 31, 2023

Manufacturing equipment	$8,837,761	$8,790,918
Office equipment	321,390	319,624
less: Accumulated depreciation	4,885,544	4,386,437
Total	$4,273,607	$4,724,105

Depreciation expenses charged to the consolidated statements of operations for the nine months ended September 30, 2024 and for the year ended December 31, 2023 were $499,107 and $657,556, respectively.

8.	LAND USE RIGHTS, NET

	September 30, 2024	December 31, 2023

Land use right	$1,155,310	$1,143,382

less: Accumulated amortization	131,884	112,400
	$1,023,426	$1,030,982

The Company has pledged its land use rights at No. 199, Newtag, Wujin District, Changzhou, Jiangsu Province, China, 213000 to Industrial and Commercial Bank of China Limited as a collateral for securing its loans.

9.	BANK BORROWINGS

Current

Short-term loans as of September 30, 2024 and December 31, 2023 represents bank borrowings of $4,894,825 and $4,832,479, respectively, obtained from financial institutions in the PRC. The short-term bank borrowings were secured by land use right. The weighted average interest rate for the short-term loans for the nine months ended September 30, 2024 and 2023 was approximately 6.22% and 5.87%, respectively.
Bank	Loan period	Interest rate	Balance at September 30, 2024	Balance at December 31, 2023

Industrial and Commercial Bank of China	October 24, 2022 - June 12, 2025	4.35%	$1,427,063	$1,411,891
Industrial and Commercial Bank of China	October 26, 2022 - June 10, 2025	4.35%	1,427,063	1,411,891
Bank of Communications	January 28, 2022 - January 26, 2025	4.35%	-	488,514
Bank of Communications	January 28, 2022 - January 26, 2025	4.35%	-	249,481
Jiangnan Rural Commercial Bank	May 9, 2022 - February 28, 2025	4.79%	385,307	381,211
Jiangnan Rural Commercial Bank	March 24, 2022 - February 28, 2025	4.79%	899,050	889,491
Bank of America	April 28, 2022 - April 30, 2025	Prime rate +0.1%	389,663	857,242
Agricultural Bank of China new gate branch	July 24,2024-August 23,2025	Prime rate +0.1%	756,343
Total			$5,284,489	$5,689,721

The loan from Bank of America is secured by the Company’s inventory.

Non-current

Bank	Loan period	Interest rate	Balance at September 30, 2024	Balance at December 31, 2023
EIDL Loan	From June 26, 2020 to June 25, 2050	3.75%	118,326	124,905
Total			$118,326	$124,905

10.	BALANCES WITH RELATED PARTY

1)	Related party transactions
For the nine months ended September 30, 2024 and 2023, the Company’s related party provided working capital to support the Company’s operations when needed. The borrowings were unsecured, due on demand, and interest free. The following table summarizes the balances with the Company’s related party.

2)	Related party balances

Accounts	Name of Related Party	Note	September 30, 2024	December 31, 2023
Amount (due to) from related party	Lin Li, Chief Executive Officer and Chairman of the Board		$(1,933,672)	$302,943

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations.

11.	EQUITY

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

United States of America
The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of September 30, 2024 and December 31, 2023 due to the recent enactment.

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

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the nine months ended September 30, 2024 and 2023. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carry back of losses is not permitted. If not utilized, the PRC net operating loss will expire in 2026.

The income tax expense was $2,797 and $5,769 for the nine months ended September 30, 2024 and 2023, respectively, related primarily to the Company’s subsidiaries located outside of the U.S. The income before provision for income taxes for the nine months ended September 30, 2024 and 2023 was as follows:

The income tax provision consists of the following components:

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Current:	-	-
Federal	$-	$-
State	1,863	5,380
Foreign	933	384
Total current	$2,797	$5,764

Deferred:	-
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred	$-	$-
Total income tax expense	$2,797	$5,764

A reconciliation between the Company’s actual provision for income taxes and the provision at the United States statutory rate is as follow:

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Loss before income tax expense	$(438,100)	$(3,427,470)
Computed tax benefit with statutory tax rate	29.84%	29.84%
Income tax expense computed at statutory income tax rate	(130,729)	(1,022,757)
Impact of different tax rates in other jurisdictions	(21,222)	710,647
Tax effect of non-deductible expenses	154,748	317,874
Total income tax expense	$2,797	$5,764

The effective tax rate were (0.64)% and (0.20)% for the nine months ended September 30, 2024 and 2023, respectively.

Uncertain tax positions

The Company did not have any uncertain tax positions during the nine months ended September 30, 2024 and 2023.

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

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of June 30, 2024 and 2023, respectively.

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

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the nine months ended September 30, 2024 and 2023, the Company contributed a total of $48,120 and $38,952, respectively, to these funds.

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

The following table provides a summary of leases by balance sheet location as of September 30, 2024 and December 31, 2023:

Assets/liabilities	September 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$1,907,491	$87,380

Liabilities
Operating lease liability - current	$348,370	$31,413
Operating lease liability - non-current	1,559,121	55,967
Total lease liabilities	$1,907,491	$87,380

Cash flow information related to operating leases consists of the following:

	For the nine months ended September 30, 2024	For the nine months Ended September 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$59,617	$21,506
Right-of-use assets obtained in exchange for new lease obligations:	1,876,838	-

The operating lease expenses for the nine months ended September 30, 2024 and 2023 were as follows:

Lease Cost	Classification	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Operating lease expense	General and administrative expenses	$59,617	$21,506

Maturities of operating lease liabilities as of September 30, 2024 were as follows:

Maturity of Lease Liabilities	Operating Leases
Within one year	435,856
Within a period of more than one year but not more than two years	$444,957
Within a period of more than two year but not more than three years	425,195
Within a period of more than three year but not more than four years	437,951
Within a period of more than four years but not more than five years	412,467
More than five years	-
Total lease commitment	$2,156,426
Less: interest	(248,935)
Present value of lease payments	$1,907,491

Lease liabilities include lease and non-lease component such as management fee.

Lease Term and Discount Rate	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	4.82	2.92

Weighted-average discount rate (%)
Operating leases	5%	5%

15.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

During the nine months ended September 30, 2024, two customers accounted for 66% of the Company’s revenues. During the nine months ended September 30, 2023, one customers accounted for 54% of the Company’s revenues.  No other customer accounts for more than 10% of the Company’s revenue in the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, five customers accounted for 25% of the Company’s accounts receivable. As of December 31, 2023, five customers accounted for 72% of the Company’s accounts receivable. No other customer accounts for more than 10% of the Company’s accounts receivable for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

During the nine months ended September 30, 2024, no supplier accounts for over 10% of the Company’s cost of revenues. During the nine months ended September 30, 2023, five suppliers accounted for a total of 73% of the Company’s cost of revenues. No other supplier accounts for over 10% of the Company’s cost of revenues.

As of September 30, 2024, no supplier accounted for over 10% of the Company’s accounts payable. As of December 31, 2023, no supplier accounted for 10% of the Company’s accounts payable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of September 30, 2024 and December 31, 2023, substantially all of the Company’s cash were held by major financial institutions located in the PRC, Hong Kong, and the United States, which management believes are of high credit quality. Deposits in the United States up to $250,000 are insured by the Federal Depository Insurance Corporation.

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

17.	SECURED BORROWING ARRANGEMENT

In July 2023, the Company signed a secured borrowing agreement with a financial institution in the United States, in which the Company borrowed $1,000,000 secured by its accounts receivable amounted $1,491,000.

It is scheduled under the agreement that the Company pays $49,700 per week for thirty weeks to the financial institution to repay the loan. This borrowing was fully repaid in May 2024.

18.	SHARE-BASED COMPENSATION

On September 4, 2024, the Company issued an aggregate of 125,903 shares of common stock to four of the Company’s current and former independent directors. In connection of the above issuance, the Company recognized $
20,900 compensation expense during the three months ended September 30, 2024.

19.	SUBSEQUENT EVENT

On October 1, 2024,
the Company issued an aggregate of 127,187 shares of common stock to the Company’s three independent directors.

On October 11, 2024, the Company, approved by its board of directors, entered into a share purchase agreement (the “SPA”) with Chuntao Li (the “Seller”), pursuant to which the Seller has agreed to transfer to the Company all of the outstanding shares of Cedar Modern Limited, a company incorporated under the laws of Hong Kong, in exchange for the issuance of 4,484,400 shares (the “Consideration Shares”) of the Company’s common stock to the Seller (the “Transaction”). The Consideration Shares were offered and sold in a transaction not involving a public offering and in compliance with exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. The Transaction was closed on October 14, 2024.

On October 20, 2024, the Company issued
an aggregate of 886,910 shares of common stock to the Company’s employees.

On November 7, 2024, as approved by the board of directors of the Company and as agreed by Lin Li, the Company rescinded these 5,000,000 shares of Series A Preferred Stock, effective as of June 22, 2024. As a result, the number of shares of Series A Preferred Stock owned by Lin Li decreased from 10,000,000 to 5,000,000, representing all issued and outstanding shares of Series A Preferred Stock of the Company.

On
November 13, 2024,
the Company
, approved by its board of directors, entered into a share purchase agreement (the “Raleigh SPA”) with Jianqun Xu (the “Seller”), pursuant to which the Seller has agreed to transfer to the Company all of the outstanding shares of Raleigh Industries Limited, a company incorporated under the laws of Hong Kong, in exchange for the issuance of 4,500,000 shares of the Company’s common stock, par value $0.001 per share to the Seller (the “Transaction”).
The Transaction was closed on November 13, 2024 and the Company issued
4,500,000 shares of common stock.

20.	UNRESTRICTED NET ASSETS

The following presents condensed financial information of Northann Corp:

Condensed Financial Information on Financial Position

	As of September 30,	As of December 31,
	2024	2023
	(Unaudited)
Cash	587	370
Amounts due from subsidiaries	4,422,688	5,504,920
Total current assets	4,423,275	5,505,290
Interests in a subsidiary	10,136,046	9,948,890
Total Assets	14,559,321	15,454,180

Liabilities and Stockholders’ Deficit
All other current liabilities	1,515,759	599,664
Amounts due to subsidiaries	10,126,641	10,660,508
Total current liabilities	11,642,400	11,260,172
Non-current liabilities	1,527,764	1,950,000
Total Liabilities	13,170,164	13,210,172

Stockholders’ Equity (Deficit)
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares designated, 5,000,000 and 5,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023*	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 24,365,903 and 21,380,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	24,366	21,380
Subscription receivable	(25,000)	(25,000)
Additional Paid-in Capital	7,850,526	6,671,016
Accumulated deficit	(5,754,840)	(3,652,547)
Accumulated other comprehensive income (loss)	(710,895)	(775,841)
Total Stockholders’ Equity (Deficit)	1,389,157	2,244,008
Total Liabilities and Stockholders’ Deficit	14,559,321	15,454,180

Condensed Financial Information on Results of Operations

	For the nine months ended September 3 0 ,	For the nine months ended September 3 0 ,
	2024	2023
	(Unaudited)
Revenue	-	-
Cost or revenues	-	-
Operating expenses	1,709,858	819,446
Income taxes	933	-
Loss – Parent only	(1,710,791)	819,446
Income(loss) – Subsidiaries with unrestricted net assets	1,470,873	(2,217,332)
Income(loss) – Subsidiaries with restricted net assets	(200,978)	(396,456)
Net loss – Consolidated	(440,897)	(3,433,234)

Condensed Financial Information on Cash Flows

	For the nine months ended September 30,	For the nine months ended September 30,
	2024	2023
	(Unaudited)
Cash from operating activities	217	333
Cash used in investing activities	-	-
Cash from financing activities	-	-
Effect of exchange rates on cash	-	-
Net cash flows	217	333
Beginning cash balance	370	224
Ending cash balance	587	557

(i)	Basis of presentation

The condensed financial information reflects the accounts of the Company. The condensed financial information should be read in connection with the consolidated financial statements and notes thereto. The condensed financial information is presented as if the incorporation of the Company were in effect since January 1, 2020, and throughout the four years ended December 31, 2024.

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

US Dollars are denoted herein by “USD”, “$” and “dollars”

Results of Operations

Comparison for the three months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations for the three months ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2024		2023
	Amount	of Revenue	Amount	of Revenue
Revenues	2,557,585	100.00%	2,160,258	100.00%
Cost of revenues	929,002	36.32%	3,423,295	158.47%
Gross profit	1,628,583	64.00%	(1,263,037)	(58.47)%
Operating expenses
Selling expenses	159,368	6.23%	193,236	8.95%
General and administrative expenses	575,678	25.51%	354,902	16.43%
Research and development expenses	340,072	13.30%	99,161	4.59%
Finance Cost	-	-	-	-%
Income from operations	553,465	0.22%	(1,910,336)	(88.43)%
Other Income (expenses)
Interest expense	(53,476)	(2.09)%	(20,685)	(0.96)%
Amortization of debt discounts	-	-%	-	-%
Extinguishment loss	-	-%	-	-%
Other income	-	-%	130	0.01%
Other expenses	(3,426)	(0.13)%	(990,725)	(45.86)%
Exchange loss	-	-%	-	0.00%
Net Income before taxes	(56,902)	(2.22)%	(2,921,617)	(135.24)%
Income tax (expenses)	2	-%	5	-%
Net loss	496,563	0.19%	(2,921,612)	(135.24)%
Other comprehensive income
Foreign currency translation adjustment	(97,305)	(3.80)%	(717,044)	(33.19)%
Total comprehensive loss	399,260	0.16%	(3,638,656)	(168.44)%

Revenues.
Our Revenues increased by 18% or $397,327 to $2,557,585for the three months ended September 30, 2024 from $2,160,258 for the three months ended September 30, 2023, which was primarily resulted from our marketing effort and increase in customer demand.

Cost of revenues.
Our Cost of revenues decreased by 73% or $2,
494
,
293
to $
929
,
002
for the three months ended September 30, 2024 from $3,423,295 for the three months ended September 30, 2023, which was primarily due to decrease in purchase price of inventories.

Gross profit and gross margin.
Our Gross profit increased by 229% or $
2,891
,
620
to $1,
628
,
583
for the three months ended September 30, 2024 from $
(
1,263,037
)
for the three months ended September 30, 2023. Our gross margin was 64% and (58.5%) for the three months ended September 30, 2024 and September 30, 2023, respectively.

Selling expenses.
As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our Selling expenses decreased by 17.53% or $33,868 to $159,368 for the three months ended September 30, 2024 from $193,236 for the three months ended September 30, 2023, which was mainly because we decreased expending the advertisement in the third quarter of 2024.
	Three Months ended September 30,
	2024		2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	%
Salaries and Social Insurance	80,290	50.38%	98,493	50.97%	(18,203)	(18.48)%
Freight insurance	15,675	9.84%	12,038	6.23%	3,637	30.21%
Rent	12,416	7.79%	7,575	3.92%	4,841	63.91%
Advertising fee	31,179	19.56%	58,301	30.17%	(27,122)	(46.52)%
Travel fee	19,245	12.08%	16,829	8.71%	2,416)	14.36%
Others	563	0.35%	-	-	563	-
Total selling expenses	159,368	100.00%	193,236	100.00%	(33,868)	(17.53)%

General and administrative e
xpenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our General and administrative expenses increased by
62
% or $
220
,
776
to $
575
,
678
for the three months ended September 30, 2024 from $354,902 for the three months ended September 30, 2023, which was primarily resulted from the increased professional service fees for $156,062.

	Three Months ended September 30,
	2024		2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	%
Salary and Social Insurance	8,202	1.42%	31,640	8.92%	(23,438)	(74.08)%
Service fees	371,946	64.61%	215,884	60.83%	156,062	72.29%
Royalty fee	6,284	1.09%	5,772	1.63%	512	8.87%
Entertainment expenses	10,534	1.83%	6,088	1.72%	4,446	73.03%
Taxation	21,712	3.77%	20,382	5.74%	1,330	0.07%
Depreciation and amortization	23,597	4.10%	27,206	7.67%	(3,609)	(13.27)%
Bad debt	-	0.00	-	-	-	-
Rent	9,420	1.64%	18,749	5.28%	(9,329)	(49.76)%
Travel fee	4,482	0.78%	233	0.07%	4,249	1823.61%
Office expenses	62,672	10.89%	15,693	4.42%	46,979	299.36%
Other	56,829	9.87%	13,255	3.73%	43,574	328.74%
Total general and administrative expenses	575,678	100.00%	354,902	100.00%	220,776	62.21%
Research and development expenses.
Our Research and development expenses increased by
243
% or $
240
,
911
to $
340
,
072
for the three months ended September 30, 2024 from $99,161 for the three months ended September 30, 2023. The increase was primarily because we carried out more research and development in new material and products.

Other expenses.
We recognized other expenses of $3,426 and $990,725 during the three months ended September 30, 2024 and 2023, respectively. The decrease was because in 2023 we incurred $$990,725 to terminate the Convertible Notes.

Income tax expense.
Our Income tax expense was $2 and $5 which was incurred by our profit making entities in China and the US.

Net loss.
As a result of the cumulative effect of the factors described above, our net loss was $364,611for the three months ended September 30, 2024 and $2,921,613 for the three months ended September 30, 2023. The decrease was primarily due to the share based compensation recognized in the period

Comparison for the nine months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations for the nine months ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Nine months Ended September 30,
	2024		2023
	Amount	of Revenue	Amount	of Revenue
Revenues	11,042,009	100.00%	9,436,881	100.00%
Cost of revenues	6,968,809	63.11%	8,547,213	90.57%
Gross profit	4,073,200	37 .00%	889,668	9.43%
Operating expenses
Selling expenses	564,805	5.12%	538,672	5.71%
General and administrative expenses	2,521,940	22.84%	1,094,228	11.60%
Research and development expenses	1,272,257	11.52%	609,476	6.46%
Finance Cost	-	-	-	-
Loss from operations	(285,802)	(2.59)%	(1,352,708)	(14.33)%
Other Income (expenses)
Interest expense	(399,120)	(3.61)%	(439,142)	(4.65)%
Amortization of debt discounts	-	-%	(645,576)	(6.84)%
Extinguishment loss	-	-%	-	-%
Other income	250,248	2.27%	681	0.01%
Other expenses	(3,426)	-%	(990,725)	(10.50%
Exchange loss	-	-%		%
Net loss before taxes	(438,100)	(3.97)%	(3,427,470)	(36.32)%
Income expenses	(2,797)	(0.03)%	(5,764)	(0.06)%
Net loss	(440,897)	(3.99)%	(3,433,234)	(36.38)%
Other comprehensive income
Foreign currency translation adjustment	64,946	(75.31)%	(332,853)	(3.53)%
Total comprehensive loss	(375,951)	(3.40)%	(3,766,087)	(39.91)%

Revenues.
Our Revenues increased by 17% or $1,605,128 to $11,042,009 for the nine months ended September 30, 2024 from $9,436,881 for the nine months ended September 30, 2023. The increase was mainly due to sales orders increased as a result of our marketing effort and increased customer demand.

Cost of revenues.
Our Cost of revenues decreased by 18% or $1,
578
,
404
to $6,
968
,
809
for the nine months ended September 30, 2024 from $8,547,213 for the nine months ended September 30, 2023. Cost of revenues refers to the cost of material and labor cost; the percentage of direct material was over 90% of the total cost of revenues. The decrease of cost of revenues compared to the nine months ended September 30, 2023 was due to decrease in purchase price of inventory.

Gross profit and gross margin.
Our gross profit increased by 357% or $3,
183
,
532
to $4,
073
,
200
for the nine months ended September 30, 2024 from $889,668 for the nine months ended September 30, 2023 due to increase in revenue. Our gross margin increased to $37% for the nine months ended September 30, 2024 from $9% for the nine months ended September 30, 2023. The increase in gross margin was due to decrease in purchase price of inventory.

Selling expenses.
As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our Selling expenses increased by 5% or $26,133 to $564,805for the nine months ended September 30, 2024 from $538,672 for the nine months ended September 30, 2023, which was mainly because 1)we increased spending in advertisement for $54,821 in order to boost sales; and 2)freight insurance increased for $16,168 in line with increase in revenue, and offset by decrease in travel fee for $43,834 and salaries and social insurance for $24,468 from the nine months ended September 30, 2023 to September 30, 2024.

	Nine months ended September 30,
	2024		2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	%
Salaries and Social Insurance	240,403	42.56%	264,871	49.17%	(24,468)	(9.24)%
Freight insurance	56,865	10.07%	33,940	6.30%	22,925	67.55%
Rent	40,110	7.10%	23,942	4.44%	16,168	67.53%
Advertising fee	153,684	27.21%	98,863	18.35%	54,821	55.45%
Travel fee	73,180	12.96%	117,014	21.72%	(43,834)	(37.46)%
Others	563	0.10%	42	0.01%	521	1240.48%
Total selling expenses	564,805	100.00%	538,672	100.00%	26,133	4.85%

General and administrative expenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our General and administrative expenses increased  by
130
% or $1,
427
,
712
to $2,
521
,
940
for the nine months ended September 30, 2024 from $1,094,228 for the nine months ended September 30, 2023. The increase was mainly because during 2024, we issued 2,860,000 shares of common stock to six of our non-office employees which resulted in compensation expense of $1,161,596, and we incurred more professional service fees during the nine months ended September 30, 2024.

	Nine months ended September 30,
	2024		2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	%
Salary and Social Insurance	1,249,209	49.53%	108,051	9.87%	1,141,158	1,056.13%
Service fees	781,453	30.99%	583,003	53.28%	198,450	34.04%
Royalty fee	18,138	0.72%	18,319	1.67%	-181 )	(0.99)%
Entertainment expenses	44,231	1.75%	43,643	3.99%	588	1.35%
Taxation	41,387	1.64%	40,930	3.74%	457	1.12%
Depreciation and amortization	72,189	2.86%	96,334	8.80%	(24,145)	(25.06)%
Bad debt	-	-	-	-	-	-
Rent	27,033	1.07%	39,171	3.58%	(12,138)	(30.99)%
Travel fee	35,900	1.42%	33,967	3.10%	1,933	5.69%
Office expenses	133,284	5.28%	63,829	5.83%	69,455	108.81%
Other	119,116	4.72%	66,981	6.12%	52,135	77.84%
Total general and administrative expenses	2,521,940	100.00%	1,094,228	100.00%	1,427,712	130.48%

Research and development expenses.
Our Research and development expenses increased by
109
% or $
662
,
781
to $1,
272
,
257
for the nine months ended September 30, 2024 from $609,476 for the nine months ended September 30, 2023, because we carried out more research and development activities for new material and products in 2024.

Other income.
We recognized other income of $ 250,248 as the result of final settlement of the Convertible Notes in the second quarter of 2024, while there was no such income during the nine months ended September 30 2023.

Other expenses.
We recognized other expenses of $3,426 and $990,725 during the nine months ended September 30, 2024 and 2023, respectively. The decrease was because in 2023 we incurred $$990,725 to terminate the Convertible Notes.

Income tax expense.
Our Income tax expense was $2,797 for the nine months ended September 30, 2024 and $5,769 for the nine months ended September 30, 2023. The income tax expense was incurred by our profit making entities in China and the US.

Net loss.
As a result of the cumulative effect of the factors described above, our net loss was $572,851 for the nine months ended September 30, 2024 and $3,433,234 for the nine months ended September 30, 2023. The decrease in net loss was primarily due to increase in revenue, decrease in cost of sales and decrease in expenses in relation to settlement of the Convertible Notes during the nine months ended September 30, 2024 as compaired with the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had cash of $83,929, and $1,101,443, respectively. To date, we have financed our operations primarily through our business operations, borrowings from our stockholders, related and unrelated parties, and proceeds from IPO.

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

The following table set forth a summary of our cash flows for the periods indicated:

	For the nine months Ended
	September 30,
	2024	2023
Net cash provided by (used in) operating activities	$345,402	$(1,447,563)
Net cash used in investing activities	$(348,795)	$(7,642)
Net cash (used in) provided by financing activities	$(1,076,360)	$1,291,788

Operating Activities

Net cash provided by operating activities was $345,402 for the nine months ended September 30, 2024, as compared to $1,447,563 net cash used in operating activities for the nine months ended September 30, 2023.

The net cash provided by operating activities for the nine months ended September 30, 2024 mainly included net loss of $
440
,
897
, adjusted by depreciation and amortization of $504,943, share based compensation of $1,
182
,
496
and other income of $250,000 resulting from the final settlement of the Convertible Notes, and increased in inventories of $1,162,252, decrease in account receivable of $674,820, and minor change of other accounts. The net cash used in operating activities for the nine months ended September 30, 2023 mainly included net loss of $3,433,234, adjusted by depreciation and amortization of $419,690, amortization of debt discount of $645,576, an increase in inventory of $1,209,520, an increase in accruals and other payables of $1,904,642, increase in unearned revenue of 1,178,518, and minor change of other accounts.

Investing Activities

Net cash used in investing activities was $348,795 for the nine months ended September 30, 2024, as compared to $7,642 net cash used in investing activities for the nine months ended September 30, 2023. The net cash used in investing activities for the nine months ended September 30, 2024 included the payment for construction in progress. The net cash used in investing activities for the nine months ended September 30, 2023 consisted of purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 was $1,
076
,
360
, as compared to net cash provided by financing activities of $1,291,788 for the nine months ended September 30, 2023. Net cash used in financing activities for the nine months ended September 30, 2024 consisted of borrowing amounting $430,729 from a related party of our Company, and repayment of bank loan and borrowings totaling $1,
007
,
088
and the payment of $500,000 to settle the Convertible Notes during the nine months ended September 30, 2024. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of proceeds from secured borrowing arrangement of $624,622, and amount of $977,782 received from related party, and offset by repayment of bank loan for $310,616.

Contractual Obligations

The Company’s subsidiary NDC has an operating lease primarily for its corporate office and equipment. The lease contract was within six years and the renewal was at landlord’s discretion.

Operating lease expenses were $
59
,
617
and $21,506 for the nine months ended September 30, 2024 and 2023, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, we are not currently the subject of any material governmental investigation, private lawsuit or other legal proceeding. From time to time, we may be involved in legal and regulatory proceedings or investigations concerning matters that arise in the ordinary course of our business and that could result in significant fines or penalties, have an adverse impact on our reputation, business and financial condition or results of operations and divert the attention of our management from the operation of our business. The outcome of any future litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to us. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against us, could materially and adversely affect our business, financial condition or results of operations.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously disclosed, the Company issued 5,000,000 shares of series A preferred stock, par value $0.001 per share (“Series A Preferred Stock”) to Lin Li, the Company’s Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer, for a consideration of $5,000, effective June 22, 2024. On November 7, 2024, as approved by the board of directors of the Company and as agreed by Lin Li, the Company rescinded these 5,000,000 shares of Series A Preferred Stock, effective as of June 22, 2024. As a result, the number of shares of Series A Preferred Stock owned by Lin Li decreased from 10,000,000 to 5,000,000, representing all issued and outstanding shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock is entitled to ten votes on any matter on which action of the stockholders of the Company is sought. As part of the cancellation, the Company returned the $5,000 previously paid by Lin Li.

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

Northann Corp.

Date: November 19, 2024	By:	/s/ Lin Li
	Name:	Lin Li
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Sunny S. Prasad
	Name:	Sunny S. Prasad
	Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

