Form 10-K
period 2024-12-31
Northann Corp.
filed 2025-07-01
CIK 1923780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

OR

☐
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-41688

NORTHANN CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-1513509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2251 Catawba River Rd Fort Lawn, SC	29714
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(916) 573 3803

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, with par value of $0.001	NCL	NYSE American

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☐
  No
☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $

2,335,761 based upon the closing price reported for such date on the NYSE American.

On
June 30, 2025
, the registrant had 95,464,400 shares of common stock and 5,000,000 shares of Series A Preferred Stock outstanding.

NORTHANN CORP.

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT

Unless otherwise indicated or the context requires otherwise, references in this Annual Report to:

•	“3D PRINTING” are to 3D PRINTING DEV, LLC, a Delaware limited liability company organized on September 5, 2024, and a wholly-owned subsidiary of the Company;

•	“Benchwick LLC” are to Benchwick LLC, a Delaware limited liability company organized on May 31, 2022, and a wholly-owned subsidiary of the Company;
•
“Benchwick” are to Benchwick Construction Products Co., Limited, a company established in the special administrative regions of Hong Kong on March 21, 2014 and a wholly-owned subsidiary of the Company;

•	“China” or the “PRC” are to the People’s Republic of China;

•	“Company” are to Northann Corp. a Nevada corporation incorporated on March 29, 2022;

•	“Crazy Industry” are to Crazy Industry (Changzhou) Industry Technology Co., Ltd., a company established in the PRC on September 4, 2018 and a wholly-owned subsidiary of Benchwick;

•	“Dotfloor” are to Dotfloor, Inc., a corporation incorporated in California on June 26, 2020 and a wholly-owned subsidiary of NDC;

•	“HKD” are to the official currency of Hong Kong;

•	“Marco” are to Changzhou Marco Merit International Trading Co., Ltd., a company established in the PRC on April 23, 2014 and a 51%-owned subsidiary of Benchwick;

•	“NBS” are to Northann Building Solutions LLC., a limited liability company formed in Delaware on August 15, 2013 and a wholly-owned subsidiary of the Company;

•	“NCP” are to Northann (Changzhou) Construction Products Co., Ltd., a company established in the PRC on December 4, 2013 and a wholly-owned subsidiary of the Company;

•	“NDC” are to Northann Distribution Center Inc, a corporation incorporated in California on February 10, 2016 and a wholly-owned subsidiary of NBS;

•	“Ringold” are to Changzhou Ringold International Trading Co., Ltd., a company established in the PRC on September 28, 2017 and a wholly-owned subsidiary of Benchwick;

•	“RMB” or “Chinese Yuan” are to the legal currency of China;

•	“U.S. dollars,” “dollars,” “USD,” “US$” or “$” are to the legal currency of the United States; and

•	“we”, “us”, “our” are to Northann Corp. and its subsidiaries.
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
1

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
1
According to the recently published Wohlers Report 2024, additive manufacturing of metal components recorded growth of 24.4% in 2023.
2
An estimated 3,793 metal systems were shipped in total, compared to 3,049 units in 2022.
3

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

Our revenue mainly consists of wholesale and retail of the vinyl flooring products, which are primarily marketed and sold in the United States and Canada. During the fiscal year ended December 31, 2024 and 2023, 94.8% and 86.2% of our revenue came from vinyl flooring products and other decorative panels.

NBS has also licensed some of its patents to i4F Licensing N.V. (“i4F”) with the goal to promote the technologies covered by those patents in the flooring industry. We believe that a wider market acceptance of 3D printed flooring will help to establish the “Benchwick” brand further and penetrate the markets and encourages innovation and changes to an already developed and static industry.

We serve customers in North America (mainly the United States and Canada), Europe and other regions. During the fiscal year ended December 31, 2024,
100
% of our revenue came from customers in the United States. During the fiscal year ended December 31, 2023, 98.2% of our revenue came from customers in the United States and 1.3% came from customers in Canada. During the fiscal years ended December 31, 2024 and 2023, 1.3% and 0.5% of the revenue came from customers in Europe.

1
Additive Manufacturing Building the Future Spotlight (energy.gov), by U.S. Department of Energy, Office of Technology Transitions, original published in April 2019 and updated in July 2019,
https://www.energy.gov/sites/default/files/2019/07/f64/2019-OTT-Additive-Manufacturing-Spotlight_0.pdf.
2
https://www.3printr.com/wohlers-report-2024-3d-printing-market-grew-by-11-1-percent-in-2023-1470305/
3
https://www.3printr.com/wohlers-report-2024-3d-printing-market-grew-by-11-1-percent-in-2023-1470305/

Recent Developments

Incentive Plan

On March 8, 2024, the Company filed a registration statement on Form S-8 (File No.: 333-277808) with the Securities and Exchange Commission (the “SEC”) to register 4,000,000 shares of common stock, $0.001 par value, reserved and available for issuance pursuant to the 2023 Equity Incentive Plan adopted by the board of directors of the Company (the “Board”) and approved by the Company’s shareholders.

On December 31, 2024, the Company held its Annual General Meeting of Stockholders (the “Annual General Meeting”). The matters voted on at the Annual General Meeting included the adoption of the proposal to amend the terms of the Company’s 2023 Equity Incentive Plan to provide for an additional 8,000,000 shares to be issued in connection with awards granted thereunder. This matter was approved at the Annual General Meeting.

Subsequently, on February 13, 2025, the Company filed a registration statement on Form S-8 (File No.: 333-284904) to register 8,000,000 additional shares of common stock under the Northann Corp. 2023 Equity Incentive Plan, which is in addition to the 4,000,000 shares registered on the Company’s Form S-8 filed on March 8, 2024.

D&O Changes

On April 15, 2024, Mr. David M. Kratochvil resigned from the Company as the Company’s Chief Financial Officer. In connection with Mr. Kratochvil’s resignation, the Company entered into a separation agreement (the “Separation Agreement”) with Mr. Kratochvil setting forth the terms of his separation from service with the Company on April 15, 2024, which took effect on April 23, 2024.

In the interim, the Company has appointed Mr. Sunny S. Prasad as the interim CFO of the Company.

On May 17, 2024, Charles James Schaefer IV, a member of the Board of Directors of the Company, resigned as a member of the Board of the Company, effective immediately. Mr. Schaefer, an independent director, served as a member of the audit committee and the nominating committee, chair of the compensation committee of the Board at the time of his resignation.

On May 23, 2024, the remaining members of the Board appointed Mr. Umesh Patel as a member of the Company’s Board, a member of the audit committee and the nominating committee, as well as the chair of the compensation committee of the Board.

On December 31, 2024, at the Annual General Meeting, Lin Li, Kurtis W. Winn, Bradley C. Lalonde, Umesh Patel, and Jing Zhang were elected as directors of the Company to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Settlement

On May 16, 2022, the Company entered into a securities purchase agreement with Sam Yan and Hongyu Wang (collectively, the “Investors”), pursuant to which the Company sold the Investors convertible notes in an aggregate principal amount of $1,000,000 (the “Convertible Notes”) that are convertible into shares of common stock of the Company with a 100% warrant coverage to purchase common stock (the “Warrants”). On May 3, 2024, the Company signed final settlement agreements with the Investors of the Convertible Notes and Warrants (together, the “Final Settlement Agreements”) to settle the balances of the Convertible Notes and Warrants for $250,000 for each of the Investors, totaling $500,000, besides an aggregate of $1,200,000 paid by the Company in 2023.

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

New Factory and Financing

On July 26, 2024, the Company entered into a lease agreement (as amended on August 5, 2024, the “Lease Agreement”) with SKY SC LLC (the “Landlord”), with a commencement date of August 20, 2024 (the “Commencement Date”). The Lease Agreement premises (the “Premises”) includes approximately 106,610 square feet that is a portion of a 221,000 square feet building located at 2251 Catawba River Rd., Fort Lawn, South Carolina, USA. The Premises includes 4,560 square feet of office space and 98,400 square feet of industrial space. The Lease Agreement has a term of five years. The rent of the Lease Agreement will increase annually, from $33,315.63 per month in the first year to $37,497.03 per month in the fifth year. The Company is obligated to pay a security deposit of $97,370.47 in the form of immediately available funds. The Company has a first right of refusal to purchase the entire property for $12,000,000 in the first year of the term. The decision to purchase must be exercised with 10 days of notice from the Landlord and the closing must occur within 90 days.

On November 19, 2024, the Company entered into a First Amendment of Lease with the Landlord (the “Amendment”). Under the Amendment, the Commencement Date has been amended from August 20, 2024 to November 1, 2024. Under the Amendment, the Landlord acknowledges that the Company has paid the first full month’s installment of the Base Rent (as defined in the Lease Agreement), and the Company shall pay the first full month’s estimated cost of the Company’s pro rata share of Taxes, Insurance, and Common Area Maintenance charges (all as defined under the Lease Agreement). The Landlord and Company acknowledges that each other party is not in default of the Lease Agreement, and that there are no conditions that, with the passage of time or giving of notice, would be deemed to be a default on the part of either the Company or the Landlord. The Landlord also acknowledges and agrees that 3D Printing Dev, LLC, a wholly owned subsidiary of the Company, subject to a separate assignment and assumption agreement, assumes the Lease Agreement starting from the execution of the Amendment.

On January 21, 2025, 3D PRINTING entered into an EB-5 loan agreement (the “Loan Agreement”) with 3DFLOR OPPORTUNITY, LP, a Delaware limited partnership and a related party controlled by the Company’s CEO, Chairman and controlling shareholder, Lin Li (“3DFLOR”), pursuant to which 3DFLOR agreed to provide 3D PRINTING a loan, with an initial maximum principal amount of $24,000,000 at an interest rate of 1.00% per year.

In connection with the Loan Agreement, 3D PRINTING issued a promissory note to 3DFLOR in an amount of $24,000,000, dated January 27, 2025 (the “Promissory Note”). The Promissory Note bears the interest of one percent (1%) per year and the interest shall be non-compounding and calculated on the basis of a 366-day year, payable on the basis of the actual number of days elapsed. Pursuant to the Loan Agreement, the principal is due and is repayable in full on the third (3rd) anniversary of the closing date of the Loan Agreement.

In connection with the Loan Agreement, on January 27, 2025, Benchwick LLC, a Delaware limited liability company and a fully-owned subsidiary of the Company (“Benchwick”), entered into a membership interest pledge agreement with 3DFLOR and 3D PRINTING, in favor of 3DFLOR (the “Pledge Agreement”), to pledge to 3DFLOR (i) all 49 million Class A Units of 3D PRINTING it owns (the “Pledged Units”) and (ii) all proceeds and products of the Pledged Units (collectively with the Pledged Units, “Collateral”), as security for the performance of 3D PRINTING’s obligations under the Loan Agreement.

On February 27, 2025, 3D PRINTING filed a UCC-1 Financing Statement securing 3DFLOR’s security interests in the Collateral with Delaware. The Company’s audit committee approved and ratified the above mentioned transactions.

Acquisitions

On October 11, 2024, the Company entered into a share purchase agreement (the “Cedar Modern SPA”) with Chuntao Li (the “Cedar Modern Seller”), pursuant to which the Cedar Modern Seller has agreed to transfer to the Company all of the outstanding shares of Cedar Modern Limited, a company incorporated under the laws of Hong Kong, in exchange for the issuance of 4,484,400 shares (the “Cedar Modern Consideration Shares”) of the Company’s common stock to the Seller (the “Cedar Modern Transaction”). Under Section 1.6 of the Cedar Modern SPA, in the event that the amount of revenue for the first three (3) months immediately after the closing of the Transaction that is sourced by the Cedar Modern Seller and the Key Employees (as defined in the Cedar Modern SPA) equals to or exceeds US$20 million, upon request by the Cedar Modern Seller, the Company shall file with the SEC a registration statement or registration statements (as is necessary) on Form S-1 or S-3 (or, if such form is unavailable for such a registration, on such other form as is available for such registration), covering the resale of all of the Cedar Modern Consideration Shares.

The Transaction was closed on October 14, 2024.

On November 13, 2024, the Company entered into a share purchase agreement (the “Raleigh SPA”) with Jianqun Xu (the “Raleigh Seller”), pursuant to which the Raleigh Seller has agreed to transfer to the Company all of the outstanding shares of Raleigh Industries Limited, a company incorporated under the laws of Hong Kong, in exchange for the issuance of 4,500,000 shares (the “Raleigh Consideration Shares”) of the Company’s common stock to the Raleigh Seller (the “Raleigh Transaction”).

The Transaction was closed on November 13, 2024.

Financing and Strategic Planning Advisory Agreement with Linkun Investment LLC

On December 4, 2024, the Company entered into a Financing and Strategic Planning Advisory Agreement with Linkun Investment LLC (“Linkun Investment”, and such agreement, the “Linkun Investment Consulting Agreement”).

Pursuant to the Linkun Investment Consulting Agreement, Linkun Investment has agreed to provide certain strategic planning advisory services in connection with the Company’s business development during the term of the agreement, which is for six months from the date of execution of the Linkun Investment Consulting Agreement, unless otherwise earlier terminated by mutual agreement of the parties.

In consideration for agreeing to provide such strategic planning advisory services under the Linkun Investment Consulting Agreement, the Company has issued 3,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Linkun Investment Compensation Shares”) to an entity designed by Linkun Investment.

Business Development Agreement with CAKL Holdings Sdn Bhd

On December 4, 2024, the Company entered into a Business Development Agreement with CAKL Holdings Sdn Bhd (“CAKL”, and such agreement, the “CAKL Consulting Agreement”).

Pursuant to the CAKL Consulting Agreement, CAKL has agreed to provide supply chain related consulting services in connection with the Company’s business development, sales strategies, promotion and marketing planning, during the term of the agreement, which is for one year from the date of execution of the CAKL Consulting Agreement.

In consideration for agreeing to provide such supply chain related consulting services under the CAKL Consulting Agreement, the Company has issued 4,500,000 shares of the Company’s common stock (the “CAKL Compensation Shares”) to an entity designed by CAKL.

Technical Service Agreement with San River International Sdn Bhd

On December 4, 2024, the Company entered into a Technical Service Agreement with San River International Sdn Bhd (“San River”, and such agreement, the “San River Consulting Agreement”).

Pursuant to the San River Consulting Agreement, San River has agreed to provide technical support, business support and related consulting services in connection with the Company’s business development, and as reasonably requested by the Company, during the term of the agreement, which is for one year from the date of execution of the San River Consulting Agreement, unless otherwise earlier terminated in accordance with the terms of the San River Consulting Agreement.

In consideration for agreeing to provide such technical support, business support and related consulting services under the agreement, the Company issued 4,600,000 shares of the Company’s common stock (the “San River Compensation Shares”) to an entity designed by San River.

Private Placement with Certain Investors

On December 20, 2024, the Company entered into a securities purchase agreement with Caitlin Xu Kang as the lead investor and other passive investors (the “Caitlin SPA”), pursuant to which the Company agreed to sell common stock to these investors (the “Caitlin Purchasers”) in a private placement transaction (the “Caitlin Private Placement”). Pursuant to the Caitlin SPA, the Company agreed to transfer, assign, set over and deliver to the Caitlin Purchasers and the Caitlin Purchasers agreed, severally and not jointly, to acquire from the Company in the aggregate 9,000,000 shares of common stock of the Company (the “Caitlin Shares”) at $0.15 per share, with the total consideration of $1,350,000. The transaction was closed on December 20, 2024.

Registration of Shares Issued In Certain Transactions

On December 23, 2024, the Company filed a registration statement on form S-1 (File No.: 333-284033) registering up to 30,084,400 shares of common stock held by certain selling stockholders of the Company for offer and resale (collectively, the “Registered Shares”, and the registration statement, the “2024 Registration Statement”). The Registered Shares offered for resale consists of the following:

•	up to 4,484,400 shares of common stock issued to the Cedar Modern Seller in the Cedar Modern Transaction pursuant to Cedar Modern SPA;

•	up to 4,500,000 shares of common stock issued to the Raleigh Seller in the Raleigh Transaction pursuant to the Raleigh SPA;

6

•
up to 3,000,000 shares of common stock issued pursuant to Linkun Investment Consulting Agreement, as consideration for Linkun Investment’s strategic planning advisory services in connection with the Company’s business development activities;

•	up to 4,500,000 shares of common stock issued pursuant to the CAKL Consulting Agreement, as consideration for CAKL’s supply chain related consulting services;

•
up to 4,600,000 shares of common stock issued pursuant to the San River Consulting Agreement, as consideration relating to San River’s technical support, business support and related consulting services in connection with the Company’s business development; and

•	up to 9,000,000 shares of common stock issued to the Caitlin Purchasers in the Caitlin Private Placement.

The 2024 Registration Statement, as amended, was declared effective on February 6, 2025.

Oneflow Private Placement

On December 6, 2024, the Company entered into a securities purchase agreement with Oneflow LLC as the lead investor and four other passive investors (the “Oneflow SPA”), pursuant to which the Company agreed to sell common stock to various purchasers (the “Oneflow Purchasers”) in a private placement transaction (the “Oneflow Private Placement”). Pursuant to the Oneflow SPA, the Company agreed to transfer, assign, set over and deliver to the Oneflow Purchasers and the Oneflow Purchasers agreed, severally and not jointly, to acquire from the Company in the aggregate 40,000,000 shares of common stock of the Company (the “Oneflow Shares”) at the average of the closing prices for the five trading days immediately prior to the Closing per share.

The closing of the Oneflow Private Placement is subject to certain closing conditions, including but not limited to the approval of the Company’s stockholders and sixty calendar days after the approval of NYSE American.

On December 31, 2024, the Company’s stockholders approved the share issuance at the Company’s Annual General Meeting. On January 13, 2025, NYSE approved the share issuance. As of March 28, 2025, each Oneflow Purchaser wired $1,626,600 to the Company as the payment for the Oneflow Private Placement. Pursuant to the Oneflow SPA, the closing price was $0.2033 per share, calculated from the average of the closing price of the Company’s shares of common stock on the five trading days immediately prior to the closing of the Oneflow Private Placement, from March 24, 2025 to March 28, 2025. On March 31, 2025, the Company issued 8,000,000 shares of common stock to each Oneflow Purchaser, or an aggregate of 40,000,000 shares of common stock to the Oneflow Purchasers, and closed the Oneflow Private Placement.

As a result of the issuance of the 40,000,000 shares of common stock to the Oneflow Purchasers, the voting power of Mr. Lin Li, the Company’s Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer, has reduced from a majority to 44.3%. Therefore, from March 31, 2025, the Company ceased qualifying as a “controlled company” under the rules of the NYSE American Company Guide.

Pursuant to the Oneflow SPA, the Company also entered into a registration rights agreement (the “Oneflow RRA”) with Oneflow Purchasers on December 6, 2024, pursuant to which the Company is obligated to file a registration statement on Form S-3 or S-1 with the SEC to register for resale by Oneflow Purchasers of the Oneflow Shares by the 60th calendar day following the closing of the Oneflow SPA.

X29 Private Placement

On December 6, 2024, the Company entered into a securities purchase agreement with X29 LLC as the lead investor and four other passive investors (the “X29 SPA”), pursuant to which the Company agreed to sell common stock to various purchasers (the “X29 Purchasers”) in a private placement transaction (the “X29 Private Placement”).

Pursuant to the X29 SPA, the Company agreed to transfer, assign, set over and deliver to the X29 Purchasers and the X29 Purchasers agreed, severally and not jointly, to acquire from the Company in the aggregate 80,000,000 shares of common stock of the Company (such shares, the “X29 Shares”) at the average of the closing prices for the five trading days immediately prior to the Closing per share.

The closing of the X29 Private Placement is subject to certain closing conditions, including but not limited to the approval of the Company’s stockholders and one hundred and twenty calendar days after the approval of NYSE American.

Pursuant to the X29 SPA, the Company also entered into a registration rights agreement (the “X29 RRA”) with X29 Purchasers on December 6, 2024, pursuant to which the Company is obligated to file a registration statement on Form S-3 or S-1 with the SEC to register for resale by X29 Purchasers of the X29 Shares by the 60th calendar day following the closing of the X29 SPA.

Annual General Meeting

On December 31, 2024, the Company held its Annual General Meeting. The matters voted on at the Annual General Meeting were: (i) the election of five directors to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified; (ii) the ratification of WWC, P.C. as the Company’s independent registered public accounting firm for the year ending December 31, 2024; (iii) the adoption of the proposal to authorize the Board of Directors of the Company (the “Board”), in its discretion, a reverse stock split of all of the Company’s issued and outstanding common stock, par value $0.0001 per share (with no change to the authorized capital stock of the Company), at a specific ratio, ranging from one-for-three (1:3) to one-for-twenty (1:20), with the timing and ratio to be determined by the Board if effected (the “Reverse Split Proposal”); (iv) the adoption of the proposal to approve for purposes of complying with Section 713(a) of the NYSE Company Guide, the issuance of 40,000,000 shares of common stock in connection with the Securities Purchase Agreement dated December 6, 2024 and entered with Oneflow LLC as the lead investor and other investors, which would result in issuances of securities of over 20% of the issued and outstanding shares of common stock (the “Oneflow Stock Issuance Proposal”); (v) the adoption of the proposal to approve for purposes of complying with Section 713(a) of the NYSE Company Guide, the issuance of 80,000,000 shares of common stock in connection with the Securities Purchase Agreement dated December 6, 2024 and entered with X29 LLC as the lead investor and other investors, which would result in issuances of securities of over 20% of the issued and outstanding shares of common stock (the “X29 Stock Issuance Proposal”); and (vi) the adoption of the proposal to amend the terms of the Company’s 2023 Equity Incentive Plan to provide for an additional 8,000,000 shares to be issued in connection with awards granted thereunder (the “Amendment to Plan Proposal”).

Changes in the Company’s Certifying Accountant

On May 24, 2025, approved by its audit committee of the board of directors, the Company dismissed WWC from its position as the independent registered public accounting firm for the Company.

During the Company’s two most recent fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through May 23, 2025, the date of dismissal, there were no “disagreements” (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions under the Exchange Act) between the Company and WWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WWC, would have caused WWC to make reference to the subject matter of the disagreements in connection with its reports on financial statements of the Company for such years. During this same period, there were no “reportable events” (within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions under the Exchange Act).

WWC’s audit report on the consolidated financial statements as of and for the fiscal year ended December 31, 2024 had not yet been issued at the time of dismissal. Neither of WWC's audit reports for the two preceding fiscal years ended December 31, 2023 or December 31, 2022 contained an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

On May 29, 2025, LAO Professionals (“LAO”) was appointed by the Company’s Audit Committee as the Company’s independent registered public accounting firm, to audit the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2024 and the fiscal year ending December 31, 2025, subject to customary client acceptance procedures.

During the two most recent fiscal years and through May 30, 2025, neither the Company, nor anyone on its behalf, consulted LAO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

3D Printing Technology

3D printers work similarly to traditional printers. The printing materials include ink and coating in liquid or powder forms, and are superimposed layer by layer onto the substrate. Our 3D printing devices use technologies including Fused Deposition Modeling (FDM) system and LED/electron beam-curing 3D printing technology. The characteristics are as follows:

•
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

•
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

9

Benchwick

Armor Dual
Digital Synchronized Effect with Armor Dual
Infinite Glass
Digital Printing

Benchwick

3D Printing Ecosystem

The Benchwick 3D printing ecosystem now incorporates an array of diverse substrates:Ocean Plastic Blue®, WPC, Rigid Core, Waterproof laminate and veneer options, combined with HDF board integration, open up a world of possibilities for designers and manufacturers. Whether it's waterproofing solutions or intricate veneer patterns, Benchwick's ecosystem empowers creativity and performance like never before.

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

Advanced and Competitive Technologies

Traditional vinyl flooring is generally labor intensive and requires a large space and layout. Traditional vinyl flooring production usually requires 5 to 8 people per production line. During the production from raw materials to packages, the products need to be moved at least four times. 3D printing technology allows us to automate the production process and to lower labor costs. Our machinery can print multiple functional layers in one setting, and therefore requires less space to accommodate different machines. In addition, traditional vinyl flooring has a low barrier to entry with simple machinery. The 3D printed vinyl flooring market is much less competitive as we do not know of other manufacturers in the industry that use 3D printing technology to manufacture vinyl flooring. Moreover, because traditional vinyl flooring production usually ha
s
longer production cycle, traditional manufacturers usually manufacture in large quantities, which requires them to have large amount of inventory storage that includes films, wear layers and rigid cores. 3D printing, because it is automated with less labor requirement, can reduce the production time. As a result, we can produce 3D printed parts on demand, in single or small batches, to eliminate the need to hold physical inventory of spare and low volume parts. Furthermore, 3D printing allows us to provide more flexibility in design, pattern, shape and color, where traditional manufacturers are limited to the molds they have.

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
4

4
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

Experienced Management Team

Lin Li, our Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer, has over 10 years of leadership experience in the flooring and furniture industry. Kurtis W. Winn, our Chief Operating Officer and one of our directors, has over 30 years of experience in sales and management. Bradley C. Lalonde, one of our independent directors, is a partner and co-founder of Vietnam Partners, an investment banking serving the Vietnamese government and businesses in Vietnam, and has a 25-year career in investment and corporate banking and over 15 years of experience in general management. Umesh Patel, one of our independent directors, also has extensive experience in capital markets, and apart from being one of our independent directors, he also sits on the board and presently serves as the chairman of the Audit Committee and member of the Compensation Committee and Nominating and Governance Committee of
Nova Lifestyle, Inc. (NASDAQ: NVFY). Jing Zhang, one of our independent directors, is a seasoned professional with expertise in finance, marketing, and e-commerce. We rely on our management team to provide helpful guidance in advancing our strategic and growth goals.

Growth Strategies

Our primary objective is to create value through the sustaining growth in profits and cash flows from operating activities over various economic cycles. In order to achieve this objective, we strive to improve our cost structure, provide high quality services and products, expand our product range and increase our market share.

Made in the United States

Since the beginning of 2020, the COVID-19 pandemic has disrupted global supply chain and increased shipping costs. Because our primary markets are the United States and Canada, we believe production in the United States will reduce our logistics costs and environmental footprint. On April 2, 2025, President Donald Trump issued an executive order that imposes reciprocal tariffs on imports from China and many other nations, in addition to all existing tariffs. As a result, beginning April 9, 2025, the applicable reciprocal tariff rate on imports from China is 34%, plus the existing 25% tariff and 6% import tax, which total 65%. President Donald Trump’s order also imposes 49%, 46% and 32% reciprocal tariffs on imports from Cambodia,
Vietnam and Indonesia, respectively, from which we import products for sale in the United States from time to time. Previously U.S. did not impose tariffs on imports from these countries, besides the 6% import tax. Manufacturing and selling in the United States reduces costs on tariffs and import tax. We also plan to source more raw materials from suppliers in Europe or North America, where there is no or a low tariff and import tax. Our production is automated and has low labor cost. We believe having our products made in the United States improves our overall cost structure and our brand recognition. In December 2024, we moved our headquarters from California to 2251 Catawba River Rd, Fort Lawn, SC 29714 and started renovating the factory we rented there.  We are purchasing new equipment for manufacturing and pollution control, and hiring local labor to start operations. The cost to set up manufacturing capabilities in the United States is expected to be approximately $24 million. Through our indirect subsidiary 3D PRINTING, we may borrow up to $24 million from 3DFLOR OPPORTUNITY, LP, a related party, under a promissory note signed in February 2025, and plan to use such funds to finance the development and expansion of a 3D printing manufacturing facility located at our headquarter in South Carolina. We expect to start manufacturing products in the United States in June 2025. If the plan is successfully executed, we plan to maintain manufacturing in the United States and China in the short term. We plan to gradually shift manufacturing from China to the United States in the long term and eventually close the manufacturing sites in China. However, there is no assurance that such plans will be commercially successful or that the actual outcome of the plans will match our expectations.

Vertical integration

Currently, some of our products’ patterns are designed in-house and some are sourced from third parties. NCP did not purchase any patterns during the fiscal years 2024 and 2023. Patterns purchased from third-party designers prior to fiscal year 2023 accounts for about 68% of all the patterns we have. As the third-party designers are our upstream suppliers, we wanted to bring the designing step in-house and replacing the third-party designers with our proprietary technologies. NBS has developed an artificial intelligence learning system, Envision, comprising processors and non-transitory program storage devices (NPSDs) capable of reading instructions executable by processors to generate decorative patterns, such as decorative floor panels, wall panels or ceiling panels.
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

Expand Market Share

Our management team has always focused on expanding market share. We believe our “made in the United States” and “vertical integration” strategies will help expand our product lineups, build our brand recognition and reach more end consumers in the United States, which is our biggest market. With additional marketing efforts, we believe we will increase customer penetration and expand the geographical coverage of products, and therefore expand market share.

Manufacturing and Logistics

NCP manufactures the products in its factory in Changzhou, China. NCP has 88 units of 3D printing equipment in NCP’s factory in China and has the capacity to produce more than 18,000 square meters of vinyl flooring per day.

The majority of our sales were made to large-sized wholesale distributors and a small portion of our sales were to individual consumers for home renovation. We generated 98.79% and 99.23% of our revenue from wholesale and 0.19% and 0.77% from retail for the fiscal years ended December 31, 2024 and 2023, respectively.

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

We are also renovating a 3D printing manufacturing facility located at our headquarter, 2251 Catawba River Road, Fort Lawn, South Carolina. After we complete the renovation and equipment set-up, we plan to manufacture our newly developed vinyl flooring products
.

Customers and Suppliers

Our Customers

During the fiscal years ended December 31, 2024 and 2023, we had revenue from the following countries:

	For the Fiscal Year Ended December 31, 2024	For the Fiscal Year Ended December 31, 2023
North America
United States	94.78%	98.23%
Canada	5.01%	1.28%
Europe
United Kingdom	* %	* %
Netherlands	-%	-%
Croatia	-%	-%
Other	-%	-%

*	less than 1%

We consider major customers to be those that accounted for more than 10% of sales revenue. During the fiscal year ended December 31, 2024, two major customers accounted for a total of
7
7
% of our total revenues. During the fiscal year ended December 31, 2023, two major customers accounted for a total of 91% of our total revenues.

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

We consider major suppliers to be those that accounted for more than 10% of our total cost. For the fiscal year ended December 31, 2024, three major suppliers accounted for a total of
38.
58
% of our total cost of revenues. For the fiscal year ended December 31, 2023, three major suppliers accounted for a total of 32% of our total cost of revenues.

Intellectual Property

Patent

Our subsidiaries, NBS, NCP and Crazy Industry, own a total of 84 granted, pending or published patents on 3D printing technology for the production and manufacture of decorative products. We rely on the patents to protect our business interests and ensure our competitive position in the industry. As of the date of this Annual Report, NBS, NCP and Crazy Industry have 7 pending patents, 34 published patents and 43 granted patents. The 43 granted patents include
13
granted patents in the United States and Netherlands. We have 4 pending or published patents under the PCT (Patent Cooperation Treaty).

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

NBS has also granted a sublicensing company the exclusive and worldwide right to sublicense certain other patents and enter into sublicensing agreement with sublicensees, pursuant to a license agreement dated May 1, 2019, as amended. The licensee agreed to develop a focused market approach to sublicense the patents. Net proceeds of all sublicense fees or other forms of royalty from the patents, subject to any definitive sublicensing agreement, after deduction of certain expenses, shall be shared equally between NBS and the licensee. The licensee shall report to NBS before entering into any sublicense agreement. NBS shall have 5 days from receiving such notice to authorize the sublicensing agreement. Authorization is considered provided if no answer is received within such 5 days. NBS shall report to the licensee if NBS licenses the patents to its affiliate within 4 weeks after such licensing to the affiliate. NBS also agreed not to sell, assign or otherwise transfer the patents to any third party or affiliate unless such third party or affiliate has agreed in writing to be subject to the agreement. The agreement will terminate upon expiration of the patents. Either party can terminate the agreement if the other party fails to make payment and fails to remedy within one month, if the other party breaches the confidentiality clause of the agreement, or if the other party fails to perform the obligations and fails to remedy within three months. NBS did not enter into any sublicense agreement during the fiscal years ended December 31, 2024 and 2023.

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

Domain

NDC maintains websites at www.northann.com
,
www.benchwick.com and www.dotfloor.com. The information contained on these websites is not intended to form a part of, or be incorporated by reference into, this Annual Report.

Research and Development

Crazy Industry has a research and development team of
four
people.

In 2018, we established our subsidiary Crazy Industry in China to focus on 3D printing research and development. During the fiscal years ended December 31, 2024 and 2023, we invested US$1.7 million and US$1.9 million in research and development. Members of our R&D team frequently participate in industry conferences and engage with industry experts. As of the date of this Annual Report, our subsidiaries, NBS, NCP and Crazy Industry, have a portfolio of over 80 granted, pending or published patents worldwide.

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

Employees

As of December 31, 2024, the Company and our subsidiaries have a total of 49 employees, working in the following departments:

Number of employees
United States
Management	2
Administration	2
Warehouse	2

China
Production	26
Quality control	1
R&D	5
Management	3
Procurement	2
Accounting and Finance	4
Administration and Human Resource	2
Total	49

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

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website, www.northann.com, shortly after they are filed with, or furnished to, the SEC. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers.

ITEM 1A.	RISK FACTORS

Our business and financial performance are subject to various risks and uncertainties, some of which are beyond our control. We discuss in this section some of the risk factors that, if they actually occurred, could materially and adversely affect our business, financial condition and results of operations. In that event, the trading price of our common stock could decline, and our shareholders may lose part or all of their investment. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. We undertake no obligation to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

•	Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.
•
Recent changes in U.S. trade policies are likely to significantly reduce the volume of imported goods into the United States from China, which is likely to materially reduce our sales in one of our primary markets.

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

There are no restrictions in our Articles of Incorporation or Bylaws that prevent the Company from declaring dividends. The Nevada Revised Statutes, however, prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

•	the Company would not be able to pay its debts as they become due in the usual course of business; or

•
the total assets of the Company would be less than the sum of the total liabilities of the Company plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

According to the Limited Liability Company Act of Delaware, in general, NBS and Benchwick LLC may make a distribution to the Company to the extent, after giving effect to the distribution, all liabilities of NBS and Benchwick LLC, other than liabilities to the Company on account of the Company’s membership interests in NBS and Benchwick LLC, do not exceed the fair value of the assets of NBS and Benchwick LLC. 3D PRINTING may make a distribution to Benchwick LLC to the extent, after giving effect to the distribution, all liabilities of 3D PRINTING, other than liabilities to Benchwick LLC on account of Benchwick LLC’s membership interests in 3D PRINTING, do not exceed the fair value of the assets of 3D PRINTING.

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

Benchwick, Cedar Modern Limited, and Raleigh Industries Limited, our Hong Kong subsidiaries, are permitted, under the laws of Hong Kong, to provide funding to the Company through dividend distribution out of its profits.  Under the current practices of the Hong Kong Inland Revenue Department, no tax is payable in Hong Kong in respect of dividends paid to the Company as a Nevada corporation.

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

PRC regulation of parent/subsidiary loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds of offshore offerings to make loans or additional capital contributions to the PRC subsidiaries, which could materially and adversely affect their liquidity and their ability to fund and expand their business.

We are an offshore holding company conducting our operations in the U.S. and Hong Kong through offshore subsidiaries and in China through the PRC subsidiaries, to which we can make loans and make additional capital contributions. Most of these loans or contributions to our PRC subsidiaries are subject to PRC regulations and approvals or registration. For example, any loans to the PRC subsidiaries, which are treated as foreign-invested enterprises under PRC law, are subject to PRC regulations and foreign exchange loan registrations. Furthermore, loans made by us to the PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE, or filed with SAFE in its information system. Pursuant to relevant PRC regulations, we may provide loans to the PRC subsidiaries up to the larger amount of (i) the balance between the registered total investment amount and registered capital of these entities, or (ii) twice the amount of the net assets of these entities calculated in accordance with the Circular on Full-Coverage Macro-Prudent Management of Cross-Border Financing, or the “PBOC Circular 9.” Moreover, any medium or long-term loan to be provided by us to the PRC subsidiaries, or other domestic PRC entities must also be filed and registered with the National Development and Reform Commission (the “NDRC”). We may also decide to finance the PRC subsidiaries by means of capital contributions. These capital contributions are subject to registration with the SAMR or its local branch, reporting of foreign investment information with the Ministry of Commerce of the PRC (the “MOFCOM”), or registration with other governmental authorities in China.

On March 30, 2015, SAFE issued the Notice of the State Administration of Foreign Exchange on Reforming the Administrative Approach Regarding the Settlement of the Foreign Exchange Capital of Foreign-invested Enterprises, or “SAFE Circular 19,” which took effect and replaced previous regulations effective on June 1, 2015, and was amended on December 30, 2019. Pursuant to SAFE Circular 19, up to 100% of foreign currency capital of a foreign-invested enterprise may be converted into RMB capital according to the actual operation, and within the business scope, of the enterprise at its will. Although SAFE Circular 19 allows for the use of RMB converted from the foreign currency-denominated capital for equity investments in the PRC, the restrictions continue to apply as to foreign-invested enterprises’ use of the converted RMB for purposes beyond their business scope, for entrusted loans or for inter-company RMB loans. On June 9, 2016, SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or “SAFE Circular 16,” effective on June 9, 2016, which reiterates some rules set forth in SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-affiliated enterprises. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from our offshore offerings, to the PRC subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business in China. On October 23, 2019, SAFE issued the Notice of the State Administration of Foreign Exchange on Further Facilitating Cross-border Trade and Investment, or “SAFE Circular 28,” which, among other things, expanded the use of foreign exchange capital to domestic equity investment area. Non-investment foreign-funded enterprises are allowed to lawfully make domestic equity investments by using their capital on the premise without violation to prevailing Special Administrative Measures for Access of Foreign Investments (Edition 2021), or the “Negative List,” and the authenticity and compliance with the regulations of domestic investment projects. However, since SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will carry it out in practice.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, including SAFE Circular 19, SAFE Circular 16, and other relevant rules and regulations, we cannot assure you that we will be able to complete the necessary registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans or capital contributions to the PRC subsidiaries. As a result, uncertainties exist as to our ability to provide prompt financial support to the PRC subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we received or expect to receive from our offshore offerings and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect the PRC subsidiaries’ business, including their liquidity and their ability to fund and expand their business.

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

Although we believe that we are in compliance with existing and newly adopted laws and regulations of the PRC, we cannot assure you that PRC regulatory agencies would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory review and other specific actions required by any Chinese regulator, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations. Any future action by the PRC government could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

We face risks arising from China including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice. The Chinese government may intervene or influence the operations of our subsidiaries in PRC and Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in the operations of our subsidiaries in PRC and Hong Kong and/or the value of our common stock.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China through our subsidiaries in PRC and Hong Kong may be harmed by changes in laws and regulations in China, including those relating to securities regulation, data protection, cybersecurity and mergers and acquisitions and other matters. The PRC central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our and our subsidiaries’ compliance with such regulations or interpretations.

Government actions in the future could significantly affect economic conditions in China or particular regions thereof, and could require our subsidiaries in PRC and Hong Kong to materially change their operating activities or divest ourselves of any interests we hold in Chinese assets. Our subsidiaries in PRC and Hong Kong may be subject to various government and regulatory interference. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Such subsidiaries’ operations could be adversely affected, directly or indirectly, by changes to existing laws or implementation of future laws and regulations relating to their business or industry.

As of the date of this prospectus, we and our subsidiaries in the Mainland China and Hong Kong (1) are not required to obtain permissions from any PRC authorities to operate or issue our common stock to foreign investors, (2) are not subject to permission requirements from the CSRC, CAC or any other entity that is required to approve their operations in the Mainland China and Hong Kong, and (3) have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. The regulatory agencies like CSRC or CAC may impose fines and penalties on our operations in the Mainland China or Hong Kong, limit our ability to pay dividends outside of the Mainland China or Hong Kong, limit our operations in the Mainland China or Hong Kong, delay or restrict the repatriation of the proceeds from this offering into the Mainland China or Hong Kong or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities. The CSRC, the CAC, or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt this offering before settlement and delivery of our common stock. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for this offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or complete hinder our ability to offer or continue to offer our securities and cause the value of such securities to significantly decline or be worthless.

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

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which took effect on March 31, 2023. The Trial Measures requires companies in mainland China that seek to offer and list securities overseas, both directly and indirectly, to fulfill the filing procedures with the CSRC. According to the Trial Measures, the determination of the “indirect overseas offering and listing by companies in mainland China” shall comply with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (i) 50% or more of the issuer’s operating revenue, total profits, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year are accounted for by companies in mainland China; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China. On the same day, the CSRC held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which clarifies that (i) on or prior to the effective date of the Trial Measures, companies in mainland China that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges shall complete the filing before the completion of their overseas offering and listing; and (ii) companies in mainland China which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges and are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or stock exchange, but have not completed the indirect overseas listing, shall complete the overseas offering and listing before September 30, 2023, and failure to complete the overseas listing within such six-month period will subject such companies to the filing requirements with the CSRC.

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
Additionally, any failure to obtain or a delay in obtaining the necessary permissions from or completing the necessary filing procedures with the PRC governmental authorities to conduct offerings outside of Hong Kong or mainland China, which could cause the value of our shares of common stock to significantly decline or be worthless.

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

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

The value of the Chinese Yuan (RMB) against the U.S. dollar and other major currencies continues to experience fluctuations influenced by political and economic conditions in China, as well as the country’s foreign exchange policies. Over the past decade, the RMB has shifted from a fixed exchange rate to a managed floating exchange rate regime, with significant periods of volatility. For example, in 2023, the RMB faced depreciation pressures due to slower-than-expected economic recovery in China and a strengthening U.S. dollar, prompting intervention from the People’s Bank of China (PBOC) to stabilize the currency. The exchange rate fluctuated within a range of approximately 1 USD = 7.0105 RMB to 1 USD = 7.2968 RMB during this period.

The depreciation trend observed in 2023 was partly attributed to ongoing geopolitical tensions, persistent trade uncertainties, and capital outflows from China. In 2024, the RMB’s value has shown further volatility, driven by evolving trade policies, shifts in global interest rates, and China’s efforts to support export competitiveness. The PRC government has demonstrated its willingness to adjust foreign exchange policies to address external challenges, but such measures may exacerbate risks like inflation, increased import costs, and further outflows of foreign capital.

Given the interconnected nature of global markets, it is difficult to predict how the RMB will perform against the U.S. dollar in the near future. A weaker RMB reduces the value of revenues earned in China when converted to U.S. dollars, while a stronger RMB increases operational costs within China. As we operate in both China and the United States, these exchange rate fluctuations can significantly affect our financial results, operational costs, and strategic planning. Businesses must remain adaptable to changes in the foreign exchange market and prepare for potential impacts on profitability and liquidity as exchange rate volatility persists.

Under the EIT Law, we may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders and have a material adverse effect on our results of operations and the value of your investment.

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

If the PRC tax authorities determine that the Company’s actual management operations is within the territory of China, we may be deemed to be a PRC resident enterprise for PRC enterprise income tax purposes and a number of unfavorable PRC tax consequences could follow. First, we would be subject to the uniform 25% enterprise income tax on our world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Finally, dividends payable by us to our investors and gains on the sale of our shares may become subject to PRC withholding tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC stockholders of our Company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our shares. Although up to the date of this Annual Report, the Company has not been notified or informed by the PRC tax authorities that it has been deemed to be a PRC resident enterprise for the purpose of the EIT Law, we cannot assure you that it will not be deemed to be a PRC resident enterprise in the future.

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

Risks Related to Our Business and Industry

Recent changes in U.S. trade policies are likely to significantly reduce the volume of imported goods into the United States from China, which is likely to materially reduce our sales in one of our primary markets.

On April 2, 2025, President Trump signed an executive order imposing reciprocal tariffs on most of the United States’ trading partners under the International Emergency Economic Powers Act of 1977, including a baseline tariff of 10% and, in the case of certain trading partners with large trade surpluses, higher rates that became effective on April 9, 2025.  As a result, beginning April 9, 2025, the applicable reciprocal tariff rate on imports from China is 34%, plus the existing 25% tariff and 6% import tax, which total 65%. President Donald Trump’s order also imposes 49%, 46% and 32% reciprocal tariffs on imports from Cambodia,
Vietnam and Indonesia, respectively, from which we import products for sale in the United States from time to time. Previously U.S. did not impose tariffs on imports from these countries, besides the 6% import tax.

These changes in U.S. trade policy are likely to trigger retaliatory actions by affected countries, resulting in "trade wars," in increased costs for goods imported into the United States, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States. If these consequences are realized, the volume of goods that we are likely to sell in the United States may be materially reduced, potentially for the duration of such “trade wars.” Such a reduction may materially and adversely affect our sales and our business.  While it is too early as of the filing of this Annual Report on Form 10-K to predict how the recently enacted reciprocal tariffs will impact our business, the imposition of tariffs on products we import from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold, with a resulting material adverse effect on our business and results of operations.

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

The availability and cost of direct materials, including raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of petrochemical-based raw materials in our manufacturing operations. The cost of some of these items has been volatile in recent years and availability has been limited at times. Ringold sources some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. In the fiscal years ended December 31, 2024 and 2023, 8.7% and 12.8% of the cost of revenue were for purchasing raw materials sourced from within China; 81.2% and 86% of the cost of revenue were for purchasing other supplies from suppliers in China that processed raw materials from out of China; and 10.1% and 1.2% of the cost of revenue were for purchasing raw materials sourced directly from Germany, the U.S., Japan, South Korea and other countries. The prices of raw materials sourced from outside China may be affected by international trade costs such as tariffs, transportation and foreign exchange rates, or international pandemics including but not limited to the COVID-19 pandemic, as well as geopolitical issues and the war in Ukraine.

This dependency and any limited availability could cause us to reformulate products or limit our production
.
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

Ink, coating, resin, sound padding, and glue are the principal raw materials used in our floorcovering products. We consider major suppliers to be those that accounted for more than 10% of the cost of revenues. During the fiscal year ended December 31, 2024, we had three suppliers who collectively accounted for
3
8.58
% of the total cost. During the fiscal year ended December 31, 2023, we had three suppliers who collectively accounted for 32% of the total cost. An interruption in the supply of these or other raw materials or sourced products used in our business or in the supply of suitable substitute materials or products would disrupt our operations, which could have a material adverse effect on our business. We continually evaluate sources of our principal raw materials for competitive costs, performance characteristics, brand value, and diversity of supply.

We have significant levels of sales in certain channels of distribution and reduction in sales through these channels could adversely affect our business.

A significant amount of our sales is generated through a few key customers, including large-sized wholesale distributors. We consider major customers to be those that accounted for more than 10% of sales revenues. For the fiscal year ended December 31, 2024, two major customers accounted for a total of 76.
61
% of our total revenues. For the fiscal year ended December 31, 2023, two major customer accounted for 91% of our total revenues. A change in strategy by these customers to emphasize products at a lower price point than we currently offer will limit future sales opportunities with these customers. The reductions of sales through this channel could adversely affect our business if we are not able to replace the volume through other sales outlets and product offerings.

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

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our vehicles or components, which could make it more difficult for us to operate our business. We may receive inquiries from patent or trademark owners inquiring whether we infringe on their proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, fuel cells or electronic power management systems may allege infringement of such rights. In response to a determination that we have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease development, sales, or use of vehicles that incorporate the asserted intellectual property;
•	pay substantial damages;
•	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all;
•	or redesign one or more aspects or systems of our trucks

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

36

•
any patent applications we submit may not result in the issuance of patents; the scope of our issued patents may not be broad enough to protect our proprietary rights; our issued patents may be challenged and/or invalidated by our competitors;

•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;
•	current and future competitors may circumvent our patents;
•	and our in-licensed patents may be invalidated, or the owners of these patents may breach our license arrangements.

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

Our audited financial statements for the fiscal year ended December 31, 2024 contain an explanatory paragraph regarding substantial doubt that the Company would continue as a going concern. As of and for the fiscal year ended December 31, 2024, the Company had a working capital deficit of $
5,781,202
and net cash
provided by
operating activities of
only
$
243,506
. As of and for the fiscal year ended December 31, 2023, the Company had a working capital deficit of $
6,231
,
223
and net cash used in operating activities of $4,6
78
,
716
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

As part of our business strategies and future plans, we intend to expand our business and have some of our products manufactured to the United States. The plan involves the following steps: (1) find a potential location, (2) conduct title searches and due diligence to the facility, (3) apply for a mortgage unless the facility is leased, (4) complete the purchase or sign the lease, (5) start renovations and improvements, if necessary, (6) purchase new equipment for manufacturing and pollution control, and (7) hire local labor to begin operations. As of the date of this Annual Report, we have completed steps 1 to 5. In December 2024, we moved our headquarters from California to 2251 Catawba River Rd, Fort Lawn, SC 29714 and started renovating the factory we rented there. We are currently looking into purchasing new equipment for manufacturing and pollution control, and hiring local labor to begin operations locally. If the plans are successfully executed, we intend to maintain manufacturing in the United States and China in the short term. We plan to gradually shift manufacturing from China to the United States in the long term and eventually close the manufacturing sites in China.

See “Business – Growth Strategies – Made in the United States” on page 14.

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

We have been granting share-based awards. Exercise of the share options or restricted shares granted will increase the number of common stock in circulation, which may adversely affect the market price of our common stock.

On May 30, 2023, the Company adopted the 2023 Equity Incentive Plan, or the 2023 Plan, for the purpose of granting share based compensation awards to current or prospective employees, directors, officers, advisors or consultants of the Company or its affiliates and align their interests with ours. The maximum aggregate number of shares of common stock we are authorized to issue pursuant to all awards under the 2023 Plan was 4,000,000. On December 31, 2024, the Company authorized an additional 8,000,000 shares of common stock under the 2023 Plan, bringing the total number of shares authorized under the 2023 Plan to 12,000,000. As of the date of this Annual Report, 4,000,000 shares of common stock were granted under the 2023 Plan. We may adopt other share incentive plans in the future that permits granting of share-based compensation awards to employees and directors, which will result in significant share-based compensation expenses to us.

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

Risks Related to Ownership of Our Common Stock, Preferred Stock and Our Status as a Public Company

Our common stock may be delisted or prohibited from being traded on a national exchange under the Holding Foreign Companies Accountable Act (the “HFCA Act”) and the Consolidated Appropriations Act, 2023, if the Public Company Accounting Oversight Board (the “PCAOB”) is unable to inspect our auditors for two consecutive years. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.

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

The purchase price for our common stock may vary from the market price of our common stock. If you purchase our common stock, you may not be able to resell those shares at or above the purchase price. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue and other operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.
Our common stock closed as high as $1.64 and as low as $0.15 per share between January 1, 2024 and December 31, 2024 on NYSE American. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

NYSE American may apply additional and more stringent criteria for our continued listing because insiders hold a large portion of the company’s listed securities.

NYSE American Company Guide Section 101 provides NYSE American with broad discretionary authority over the continued listing of securities in NYSE American and NYSE American may use such discretion to apply additional or more stringent criteria for the continued listing of particular securities, or suspend or delist particular securities based on any event, condition, or circumstance that exists or occurs that makes continued listing of the securities on NYSE American inadvisable or unwarranted in the opinion of NYSE American, even though the securities meet all enumerated criteria for continued listing on NYSE American. In addition, NYSE American has used its discretion to deny continued listing or to apply additional and more stringent criteria in the instances, including but not limited to: where the company engaged an  auditor that has not been subject to an inspection by the PCAOB, an auditor that PCAOB cannot inspect, or an auditor that has not demonstrated sufficient resources, geographic reach, or experience to adequately perform the company’s audit. The insiders of our Company hold a large portion of the Company’s listed securities. NYSE American might apply additional and more stringent criteria for our continued listing.

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

In addition, our Articles of Incorporation and Bylaws may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

•	the inability of stockholders to call special meetings;
•
the “business combinations” and “control share acquisitions” provisions of Nevada law, to the extent applicable, could discourage attempts to acquire our stockholders stock even on terms above the prevailing market price; and

•
the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.

Our articles of incorporation and bylaws require us to indemnify our officers and directors against claims associated with carrying out the duties of their offices. We are also required to advance the costs of certain legal defenses upon the indemnitee undertaking to repay such expenses to the extent it is determined that such person was not entitled to indemnification of such expenses. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers, directors, or control persons, the SEC has advised that such indemnification is against public policy and is therefore unenforceable.

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

We are an “emerging growth company,” as defined in the Securities Act, and a “smaller reporting company,” as defined in the Exchange Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock
less attractive to investors.
43

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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
Our Chief Executive Officer oversees our information technology department which monitors the prevention, detection, mitigation, and remediation of cyber incidents, if any.

Our Board of Directors oversees our risk management program as part of its general oversight function.

ITEM 2.	PROPERTIES

NCP’s manufacturing facilities are located in Changzhou, Jiangsu Province, China. NCP has the land use right to two pieces of land of a total of 47,500 square meters where our offices and factories for production and research and development are located. Because private individuals or entities are not permitted to own title to the land, we hold the right to use the two pieces of land until 2064 and 2065, respectively. NCP has 88 units of 3D printing equipment in the facilities in China and has the capacity to produce more than 18,000 square meters of vinyl flooring per day. The land use right
, certain plant, research center and office
 are
collateral to NCP’s various short-term bank loans. Such short-term bank loans were in the amount of
$
3
,
972
,
984
 and $4,832,479 as of December 31, 2024 and December 31, 2023, respectively.

On July 26, 2021, NCP contracted with Changzhou Wanyuan Construction Engineering Co. to build a second phase of its factory to expand the 3D printing development and production. The amount required in the contract is $
5.39
million. Construction is expected to complete in June 2025, and the second phase of the factory will be approximately 250,000 square feet.

On November 1, 2024, the Company started renting a facility in Fort Lawn, South Carolina, with an area of 106,610 square feet, which includes 4,560 square feet of office space and 98,400 square feet of industrial space. The premises is shared with NDC, our distribution center in the United States. The lease term is for 60 months commencing on November 1, 2024. The monthly base rent for the first year starting on November 1, 2024 is US$33,315.63 and is increased to US$34,315.09 for the second year starting on November
20
, 2025, US$35,344.55 for the third year starting on
November
20, 2026, US$36,404.88 for the fourth year starting on
November
20, 2027, and US$37,497.03 for the fifth year starting on
November
20, 2028.

In December 2024, the Company moved its headquarters from California to 2251 Catawba River Rd, Fort Lawn, SC 29714.

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

In November 2024, NDC commenced legal proceedings against Ocean Networking and International Trading, LLC (“Ocean Networking”), for, amongst others, breach of contract relating to certain invoices issued by NDC for products supplied to Ocean Networking. The claim is ongoing.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 .	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock are currently quoted on the NYSE American under the symbol “NCL.”

On
June 27
, 2025, the closing price for the common stock on the NYSE American was $
0.1732
.

Record Holders

As of June 30, 2025, we had 1
4
shareholders of record of our common stock. We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a number of our common stock are held through brokerage firms in “street name.”

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

Use of Proceeds

On September 29, 2023, our Registration Statement on Form S-1, as amended (File No. 333-273246), was declared effective in connection with our IPO, pursuant to which we sold an aggregate 1,200,000 shares of common stock, at a price to the public of $5.00 per share. Craft Capital Management LLC acted as representative of the underwriters.

Our IPO closed on October 18, 2023. The total gross proceeds from the IPO were $6,000,000, before deducting underwriting discounts and other offering expenses associated with the IPO payable by the Company. All proceeds of the IPO have been used for general corporate and working capital purposes. In connection with our IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 20, 2023. We are holding the balance of the net proceeds in cash, cash equivalents, and investments in short term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, corporate bonds and commercial paper, and obligations of the U.S. government.

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2024.

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

In October 2023, the Company consummated the initial public offering of 1,380,000 shares of common stock (including over allotment to underwriters), par value $0.001 per share, at an offering price of $5.00 per share.
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
Key Factors that Affect Results of Operations
The Company believes the key factors affecting its financial condition and results of operations include the following:
•	We may fail to innovate or offer new products which align with changing market and customer demand.
•	Our business may face risks of clients’ default on payment.
•	We may not manage our growth effectively, and our profitability may suffer.
•
Our reputation and brand recognition is crucial to our business. Any harm to our reputation or failure to enhance our brand recognition may materially and adversely affect our business, financial condition and results of operations.

•	Increases in labor costs and market price of raw materials may adversely affect our gross margin and results of operations.
•
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

•
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
49

The Company typically enters into agreements with its customers where its set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. Nil and $1,084,484 were recognized as revenue from unearned revenue during the years ended December 31, 2024 and 2023.

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
As of December 31, 2024 and 2023, the Company had no investments in financial instruments.
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
50

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the year ended December 31, 2024. The Company had no uncertain tax position for the years ended December 31, 2024 and 2023.
Recent Accounting Pronouncements
See the discussion of the recent accounting pronouncements contained in Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies”.
Results of Operations
Comparison of Years Ended December 31, 202
4
, and 202
3
The following table sets forth key components of our results of operations during the years ended December 31, 202
4
and 202
3,
both in dollars and as a percentage of our revenues.

	December 31,		December 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Revenues	1 5,349,854	100.0%	13,971,729	100.0%
Cost of revenues	11, 351,170	73.9%	12,7 44,474	91. 2%
Sales tax and surcharges	18,858	-	12,891	-
Gross profit	3,979,826	25.9%	1,214,364	8. 7%
Operating expenses
Selling expenses	1,071,633	7.0%	1,158,467	8. 3%
General and administrative expenses	3,798,777	24.7%	2,920,303	20.9%
Research and development expenses	783,356	5.1%	1,899,299	13. 6%
Loss from operations	(1,673,940)	(10.9)%	(4,763,705)	(34.1)%
Other Income (expenses)
Interest expense	(470,900)	(3.1)%	(1,709,983)	(12.2)%
Amortization of debt discounts	-	-	(645,576)	(4. 6)%
Impairment loss on goodwill	(2, 507,455)	(16.3)%	-	-
Interest income	120	0. 0%	-	-
Other income	306,404	2.0%	1,052	0.0%
Other expenses	(32,371)	(0. 2)%	-	-
Net loss before taxes	(4,378,142)	(28.5)%	(7,118,212)	(50.9)%
Income tax expenses	(1,733)	(0.0)%	(14,361)	(0. 1)%
Net loss	(4,379,875)	(28.5)%	(7,132,573)	(51. 1)%
Other comprehensive loss
Foreign currency translation adjustment	1,823,453	11.9%	(5,950)	(0.0)%
Total comprehensive loss	(2,556,422)	(16.7)%	(7,138,523)	(51. 1)%

Revenues. Our revenues were $1
5,349,854
for the year ended December 31, 2024, representing an increase of $
1,378,125
or 1
0
% from $13,971,729 for the year ended December 31, 2023. The increase was mainly due to an increase in sales volume for the year ended December 31, 2024 as compared to the same period of 2023.
51

	For the Years Ended
	December 31,
	2024	2023
Sales of products	$1 5,349,854	$13,971,729
Total	$1 5,349,854	$13,971,729

Cost of Revenue. Our cost of revenues was $11,351
,
170
for the year ended December 31, 2024, compared to $12,744,474 for the same period in 2023. Cost of revenues refers to the cost of material and labor cost. The percentage of direct material was over 90% of the total cost of revenues. The decrease of cost of revenues compared to the year ended December 31, 2023 was primarily due to the decreased purchase price of material. We paid tariffs of $184,645 for the year ended December 31, 2024, and $210,962 for the year ended December 31, 2023.

Gross profit and gross margin. Our gross profit was $
3,979,826
for the year ended December 31, 2024, compared with a gross profit of $1,214,364 for the same period in 2023. Gross margin in
creased from 8.7% in 2023 to
25.9
% in 2024 due to
de
creased purchase price of material and goods for sale.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our selling expenses de
creased by $
86,834
to $1,
071,633
for year ended December 31, 2024, from $1,158,467 for the year ended December 31, 2023. The de
crease is mainly due to
decrease in freight expense of $
313,496
resulted from decrease in revenue
, which is

partially offset by
share-based compensation of $236,250 newly incurred in 2024.

	Year ended		Year ended
	December 31, 2024		December 31, 2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	%
Salaries and Social Insurance	330,421	30.83%	352,063	30.39%	(21,641)	(6.15)%
Share-based compensation	236,250	22.05%	-	-	236,250	-
Freight	91,739	8.56%	405,235	34.98%	(313,496)	(77.36)%
Rent	46,330	4.32%	43,154	3.73%	3,176	7%
Advertising fee	274,840	25.65%	265,077	22.88%	9 ,763	4%
Travel fee	91,497	8.54%	92,897	8.02%	(1,400)	(1.51)%
Others	556	0.0 5%	42	-	514	1224%
Total selling expenses	1, 071,633	100.00%	1,158,467	100.00%	(86,834)	(7)%

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $
878,474
to $
3,798,777
for the year ended December 31, 2024, from $ 2,920,303 for the year ended December 31, 2023. The increase was mainly caused by share-based compensation of $1,702,355 newly incurred in 2024, and partially offset by decrease in service fees
of $
1,331,122.

	Year ended		Year ended
	December 31, 2024		December 31, 2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	%
Salary and Social Insurance	366,191	9.64%	203,386	6.96%	162,805	80.05%
Share-based compensation	1,702,355	44.81%	-	-	1,702,355	-
Service fees	817,766	21.53%	2,148,888	73.58%	(1,331,122)	(61.94)%
Royalty fee	23,407	0. 62%	24,129	0.83%	(722)	(2.99)%
Entertainment expenses	53,171	1. 4 0%	59,690	2.04%	(6,519)	(10.92)%
Taxation	82,265	2.17%	84,539	2.89%	(2,274)	(2.69)%
Depreciation and amortization	124,449	3.2 8%	150,476	5.15%	(26,027)	(17.30)%
Bad debt	(13,891)	(0.37)%	-	-	(13,891)%	-
Rent	1 16,184	3.06%	40,353	1.38%	64,583	160.05%
Travel fee	47,884	1.26%	11,854	0.41%	36,030	303.95%
Office expenses	3 17,577	8.36%	109,010	3.73%	208,567	191.33%
Impairment loss of equipment	380,457	10.02%
Other	(219,038)	(5.77)%	87,978	3.01%	(307,016)	(348.97)%
Total general and administrative expenses	3,798,777	100.00%	2,920,303	100.00%	878,474	30.08%

Research and development expenses. Our research and development expenses were $ $
783,356
for the year ended December 31, 2024, compared to $1,899,299 for the same period in 2023. In 2024, The R&D expenses de
creased in 2024 mainly due to
 less R
&D projects conducted in
2024.

Impairment in goodwill.
In the year ended December 31, 2024, we recognized an impairment charge of
$2,
507,455
on goodwill resulted from
the acquisitions of
Cedar Modern Limited
and
Raleigh Industries Limited
in 2024
.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had cash of $
24
5,164
and $1,101,443. respectively.

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

The following table set forth a summary of its cash flows for the periods indicated:

	For the Years Ended
	December 31,
	2024		2023
Net cash provided by (used in) operating activities	$	(1,233,491)	$(4,678,716)
Net cash used in investing activities	$	(296,363)	$-
Net cash (used in) provided by financing activities		$(1,186,585)	$5,376,489

Operating Activities

Net cash used in operating activities was $1,233,491 for the year ended December 31, 2024, as compared to $4,678,716 net cash used in operating activities for the year ended December 31, 2023.

The net cash used in operating activities for the year ended December 31, 2024 was mainly due to our net loss of $4,379,875 adjusted for (i) a net increase of non-cash items of $4,945,053 which consisted primarily of share-based compensation, depreciation and amortization, and income from settlement of convertible notes, and (ii) a net decrease of $1,798,669 in changes in operating assets and liabilities. The net decrease in changes in operating assets and liabilities was attributable primarily to decrease of $1,084,484 in unearned revenue and decrease of $711,533 in accruals and other payables from December 31, 2023 to December 31, 2024.

The net cash used in operating activities for the year ended December 31, 2023 mainly included our net loss of $7,132,573, adjusted for (i) a net increase of non-cash items of $694,057, which consisted primarily of depreciation and amortization and allowance for bad debt, and (ii) a net increase of $1,759,800 in changes in operating assets and liabilities. The net increase in changes in operating assets and liabilities was attributable primarily to the decrease in inventory of $1,916,878, increase in accrued expenses and other payables for $1,827,143, and increase in unearned revenue of $1,084,197, and partially offset by the increase in account receivables of $1,186,720 and decrease in account payables of 2,381,174.

Investing Activities

Net cash used in investing activities was $296,363 for the year ended December 31, 2024, as compared to nil for the year ended December 31, 2023. The net cash used in investing activities for the year ended December 31, 2024 was mainly attributable to payment of construction in process.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2024 was $1,186,585 as compared to net cash provided by financing activities of $5,376,489 for the year ended December 31, 2023. Net cash used in 2024 was mainly due to net payment for bank borrowings and loans for $2,549,597, settlement of convertible notes for $50,000, and partially offset by the receipt from related party for $1,136,913. Net cash provided by financing activities for the year ended December 31, 2023 was mainly attributable to the net proceeds from IPO of $5,965,750.

Contractual Obligations

The
Company’s subsidiary NDC has an operating lease primarily for its corporate office and equipment. The lease contract was within three years and the renewal was at landlord’s discretion.

Operating
lease expenses were $438,854 and $30,274 for the years ended December 31, 2024 and 2023, respectively
.

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
4
, two customers accounted for nearly
7
0
% of the Company’s revenues. During the fiscal year ended December 31, 202
3
, two customers accounted for nearly 91% of the Company’s revenues. No other customer accounts for more than
6
% of the Company’s revenue in the years ended December 31, 202
4
and 202
3
.

As of

December 31, 202
4
, five customers accounted for
94
% of the Company’s accounts receivable. As of December 31, 202
3
, five customers accounted for 72% of the Company’s accounts receivable. No other customer accounts for more than
3
% of the Company’s accounts receivable for the years ended December 31, 202
4
and 202
3
.

During the fiscal year ended December 31, 202
4
,
five
suppliers accounted for a total of
48
% of the Company’s cost of revenues. During the fiscal year ended December 31, 202
3
, five suppliers accounted for a total of 32% of the Company’s cost of revenues.  No other supplier accounts for over
4
% of the Company’s cost of revenues.

As of

December 31, 202
4
,
one
supplier accounted for over 10% of the Company’s accounts payable. As of December 31, 202
3
, no supplier accounted for 10% of the Company’s accounts payable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 202
4
and 202
3
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

Our financial statements are contained in pages F-1 through F-26, which appear at the end of this Annual Report on Form 10-K.

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

Based on that evaluation of our disclosure controls and procedures as of December 31, 2024, in light of the material

weakness in internal control over financial reporting discussed below,

our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.

In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As
required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our internal control over financial reporting (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report
.
In the course of this review, we
identified material

a

weakness in our internal control over financial reporting. We determined that we had not maintained sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our internal control over financial reporting w as
 not effective as of December 31,
2024.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, have determined, based on the procedures we have performed, that the audited consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the years ended December 31, 2024 and 2023 in accordance with U.S. Generally Accepted Accounting Principles.

Attestation Report of the Registered Public Accounting Firm

Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages, and titles of our executive officers and members of our Board of Directors.

Name	Age	Position
Lin Li	45	Chairman of the Board, Chief Executive Officer, President, Secretary, Treasurer
Sunny S. Prasad	51	Interim Chief Financial Officer
Kurtis W. Winn	59	Chief Operating Officer and Director
Bradley C. Lalonde	71	Independent Director; Chair of Audit Committee
Umesh Patel	68	Independent Director; Chair of Compensation Committee
Jing Zhang	45	Independent Director; Chair of Nominating and Corporate Governance Committee

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

Umesh Patel,
Independent Director and Chair of Compensation Committee

Mr. Patel has been a director of the Company since May 23, 2024. He has also been serving as the chief executive officer and a director of Fuse Group Holding Inc., a company exploring opportunities in the mining industry, since February 2017, and the company’s chief financial officer since November 2022. He has also been a director of Nova Lifestyle, Inc. (NASDAQ: NVFY) since November 2016 and presently serves as the chairman of the Audit Committee and member of the Compensation Committee and Nominating and Governance Committee. Since May 2012, Mr. Patel has served as a managing partner of DviBri LLC, a California-based consulting company dedicated to managing all aspects of a client's transition from a private firm to a publicly-listed company. From 2001 to 2007, Mr. Patel was the president and CFO of Digital Learning Management Corp. Mr. Patel received his Associate degree in hotel management and catering in 1976, and his Bachelor of Commerce degree specializing in audits and accounts in 1979, both from Maharaja Sayaji Rao University in Baroda, India.

Jing Zhang,
Independent Director and Chair of Nomination Committee

Mr. Zhang has been a director of the Company since December 31, 2024. He is a seasoned professional with expertise in finance, marketing, and e-commerce. He has also been serving as the chief executive officer of Jing’s Digital Media Ltd, a company focusing on digital marketing business, since August 2023. From April 2018 to June 2023, he served as a vice president for digital marketing of Ugreen Digital Ltd, one of China’s largest manufacturing companies, where he successfully scaled online sales from zero to over $100 million through innovative digital strategies in early stage and is recognized for his leadership in e-commerce and his ability to drive significant business growth. Mr. Zhang received his Bachelor degree in Marketing from Shenzhen University in 2002.

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

Audit Committee

Our Audit Committee consists of Bradley C. Lalonde, Umesh Patel and Jing Zhang. Bradley C. Lalonde is the chairman of our audit committee. We have determined that these directors satisfy the “independence” requirements of section 803A(2) of the NYSE American Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934. Our board of directors has determined that Bradley C. Lalonde qualifies as an audit committee financial expert and has the accounting or financial management expertise as required under Item 407(d)(5)(ii) and (iii) of Regulation S-K. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee will be responsible for, among other things:

•	selecting the independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by the independent registered public accounting firm;

•	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

•	discussing the annual audited financial statements with management and the independent registered public accounting firm;

Compensation Committee

Our Compensation Committee consists of Bradley C. Lalonde, Umesh Patel and Jing Zhang. Mr. Patel is the chairman of our compensation committee. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee will be responsible for, among other things:

•	reviewing the total compensation package for our executive officers and making recommendations to the board;

•	reviewing the compensation of our non-employee directors and making recommendations to the board with respect to it; and

•	periodically reviewing and approving any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, and employee pension and welfare benefit plans.

Nomination Committee

Our Nomination Committee consists of Bradley C. Lalonde, Umesh Patel and Jing Zhang. Mr. Zhang is the chairman of our nomination committee. The nomination committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nomination committee is responsible for, among other things:

•	recommending nominees to the board for election or re-election to the board, or for appointment to fill any vacancy on the board;

•	reviewing annually with the board the current composition of the board with regards to characteristics such as independence, age, skills, experience and availability of service to us;

•
selecting and recommending to the board the names of directors to serve as members of the audit committee and the compensation committee, as well as of the nominating and corporate governance committee itself; and

•	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

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

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy to govern the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities, to file reports with the SEC.

Based upon a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% of a registered class of the our shares that no other reports were required, the Company believes that all directors did not comply during 2024 with the reporting requirements of Section 16(a) of the Exchange Act, due to their late filings of Form 3s and/or Form 4s.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation Table

The following summary compensation table sets forth the compensation earned by our named executive officers during the last two fiscal years as employees of the Company.

Summary Compensation Table
	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)
Lin Li	2024	120,000	-	-	-	120,000
Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer	2023	120,000	-	-	-	120,000
Sunny S. Prasad (1)	2024	-	-	-	-	-
Interim Chief Financial Officer	2023	-	-	-	-	-
David M. Kratochvil (2)	2024	20,000	-	-	-	20,000
Former Chief Financial Officer	2023	20,000	-	-	-	20,000
Kurtis W. Winn	2024	100,000	-	-	-	100,000
Chief Operating Officer and Director	2023	100,000	-	-	-	100,000
(1) Mr. Kratochvil serves as the Chief Financial Officer of the Company effective on July 14, 2023.
On April 15, 2024, Mr. Kratochvil resigned as the CFO.
(2) On April 15, 2024, Mr.
Prasad was appointed as the interim CFO of the Company.

Non-Employee Director Compensation

Pursuant to the director offer letters between us and the non-employee directors, each of them is entitled to a certain amount of cash for each calendar year of service on a pro-rated basis. The Company shall also offer each of them equity-based compensation, payable by issuance of the common stock of the Company on a quarterly basis within five business days after such quarter ends. The price per share of common stock shall be the average closing price of the Company’s common stock of the last five trading days of such quarter.

The following table and related footnotes summarize the compensation accrued by the Company to each non-employee director for 2024:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Bradley C. Lalonde	20,000	30,000	-	-	-	-	50,000
Umesh Patel (1)	9,058	18,750	-	-	-	-	27,808
Jing Zhang (2)	-	-	-	-	-	-	-
Charles James Schaefer IV (3)	12,500	18,750	-	-	-	-	31,250
Scott Powell (4)	20,000	30,000	-	-	-	-	50,000
(1) Umesh Patel was appointed as our independent director on May 23, 2024.
(2) Jing Zhang was appointed as our independent director on December 31, 2024.
(3) Charles James Schaefer IV resigned as an independent director on May 17, 2024.
(4) Scott Powell’s term ended our 2024 annual general meeting of shareholders (“AGM”) held on December 31, 2024 on December 31, 2024.

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
On December 31, 2024, at the AGM of the Company, the Company resolved to increase the number of shares of common stock which may be issued pursuant to all awards under the 2023 Plan to 12,000,000. The following table sets forth information concerning outstanding equity awards of the Company for each of the named executive officers as of the end of the fiscal year ended December 31, 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Lin Li	-	-		-	-	-

Sunny S. Prasad (1)	-	-		-	-	-

David M. Kratochvil (2)	-	-		-	-	-

Kurtis W. Winn	-	-		-	-	-
(1) Mr. Kratochvil serves as the Chief Financial Officer of the Company effective on July 14, 2023.
On April 15, 2024, Mr. Kratochvil resigned as the CFO.
(2) On April 15, 2024, Mr.
Prasad was appointed as the interim CFO of the Company.

The following paragraphs summarize the terms of the 2023 Plan.

Administration.

The 2023 Plan is administered by the board of directors or committee or individuals authorized by the board of directors, and the Compensation Committee administers the 2023 Plan (such committee that administers the 2023 Plan, the “Committee”). The Committee has the authority to determine the terms and conditions of any agreements evidencing any awards granted under the 2023 Plan and to adopt, alter and repeal rules, guidelines and practices relating to the 2023 Plan. The Committee has full discretion to administer and interpret the 2023 Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable.
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
Number of Shares Authorized.
 The 2023 Plan initially provided for an aggregate of Four Million (4,000,000) shares of common stock to be available for awards, which was then increased to Twelve Million (12,000,000) shares of common stock . If an award is forfeited or if any option terminates, expires or lapses without being exercised, the common stock subject to such award will again be made available for future grant. Shares of common stock that are used to pay the exercise price of an option or that are withheld to satisfy the participant’s tax withholding obligation will not be available for re-grant under the 2023 Plan.
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
Term of Plan.
 The 2023 Plan has a term of ten years and no further awards may be granted under the 2023 Plan after that date.
Awards Available for Grant.
 The Committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing.
Options.
 The Committee is authorized to grant options to purchase shares of common stock that are either “qualified,” meaning they are intended to satisfy the requirements of
Internal Revenue Code of 1986, as amended, or the Code,
 Section 422 for incentive stock options, or “non-qualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the 2023 Plan are subject to the terms and conditions established by the Committee. Under the terms of the 2023 Plan, the exercise price of the options will be set forth in the applicable award agreement. Options granted under the 2023 Plan are subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Committee and specified in the applicable award agreement. The maximum term of an option granted under the 2023 Plan is ten years from the date of grant (or five years in the case of a qualified option granted to a 10% stockholder).
Stock Appreciation Rights.
The Committee is authorized to award stock appreciation rights (or SARs) under the 2023 Plan. SARs are subject to the terms and conditions established by the Committee. An SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. An option granted under the 2023 Plan may include SARs and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option corresponding to such SARs. SARs shall be subject to terms established by the Committee and reflected in the award agreement.
Restricted Stock.
 The Committee is authorized to award restricted stock under the 2023 Plan. The Committee will determine the terms of such restricted stock awards. Restricted stock are shares of common stock that generally are non-transferable and subject to other restrictions determined by the Committee for a specified period. Unless the Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock is forfeited.
63

Restricted Stock Unit Awards.
 The Committee is authorized to award restricted stock unit awards. The Committee will determine the terms of such restricted stock units. Unless the Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then any unvested units will be forfeited.
Stock Bonus Awards.
 The Committee is authorized to grant awards of unrestricted common stock or other awards denominated in common stock, either alone or in tandem with other awards, under such terms and conditions as the Committee may determine.
Performance Compensation Awards.
 The Committee is authorized to grant any award under the 2023 Plan in the form of a performance compensation award by conditioning the vesting of the award on the attainment of specific levels of performance of the Company and/or one or more affiliates, divisions or operational units, or any combination thereof, as determined by the Committee.
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

By the Compensation Committee

Bradley C. Lalonde
Umesh Patel
Jing Zhang
June 30, 2025
64

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock and shares of Series A Preferred Stock beneficially owned and the percentage of voting power as of June 30, 2025, by:

•	each director;

•	each named executive officer;

•	all directors and executive officers as a group; and

•	each person known by us to beneficially own at least 5% of our common stock

The calculations in the table below are based on 95,464,400 shares of common stock and 5,000,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2025, and do not include common stock issuable upon exercise of outstanding warrants. Each share of common stock entitles the holder to one vote and share of Series A Preferred Stock entitles the holder to ten votes on any matter on which action of the stockholders of the corporation is sought. The Series A Preferred Stock will vote together with the common stock. As of June 30, 2025, we had 24 stockholders of record.

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

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Northann Corp., 2251 Catawba River Rd, Fort Lawn, SC 29714.

	Common Stock Beneficially Owned		Series A Preferred Stock Beneficially Owned		Percentage of Voting Power
	Number	%	Number	%
Directors and Executive Officers:
Lin Li (Chairman, President, CEO, Treasurer and Secretary)	14,430,000	15.1%	5,000,000	100%	44.3%
David M. Kratochvil (Former CFO)	0	-	0	-	-
Kurtis W. Winn (Chief Operating Officer and Director)	0	-	0	-	-
Bradley C. Lalonde (Independent Director)	0	-	0	-	-
Umesh Patel (Independent Director)	0	-	0	-	-
Jing Zhang (Independent Director)	0	-	0	-	-
All Directors and Executive Officers as a Group	14,430,000	15.1%	5,000,000	100%	44.3%

Principal Stockholders holding 5% or more:
Lin Li (Chairman, President and CEO)	14,430,000	15.1%	5,000,000	100%	44.3%
GAGEONE LLC (1)	8,000,000	8.4%	0	-	5.5%
LIZAQUEEN ACQUISITION INC. (2)	8,000,000	8.4%	0	-	5.5%
ONEFLOW LLC (3)	8,000,000	8.4%	0	-	5.5%
WENJUE WANG (4)	8,000,000	8.4%	0	-	5.5%
YE MO (5)	8,000,000	8.4%	0	-	5.5%

(1) The address of GAGEONE LLC is ROOM 401, 4/F., WANCHAI CENTRAL BUILDING, HONG KONG, HONG KONG.
(2) The address of LIZAQUEEN ACQUISITION INC. is ROOM 401, 4/F., WANCHAI CENTRAL BUILDING, HONG KONG, HONG KONG.
(3) The address of ONEFLOW LLC is 13013 SEMINOLE BLVD, #1175, LARGO FL 33778.
(4) The address of WENJUE WANG is NO.888 RENMIN ROAD, HUTANG TOWN, WUJIN DISTRICT, CHANGZHOU CITY, JIANGSU PROVINCE, CHINA.
(5) The address of WENJUE WANG is NO. 580, XINZHU ROAD, WUXING DISTRICT, HUZHOU CITY, ZHEJIANG PROVINCE, CHINA.
65

Equity Compensation Plan
The following table provides information as of December 31, 2024 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	8,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	8,000,000
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Employment Agreements and Indemnification Agreements
See “ITEM 11. EXECUTIVE COMPENSATION—Employment Agreements with Executive Officers and Employee Director”.
Other Transactions with Related Parties
During the fiscal years ended December 31, 2024 and 2023, Lin Li, our Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer, provided unsecured, due on demand, and interest free loans to the Company’s subsidiaries in a total of $1,062,551 and $118,883 respectively, for the Company’s subsidiaries’ working capital purposes. As of December 31, 2024, the amount due to Lin Li was $2,565,494.
EB-5 Loan Agreement
On January 21, 2025, 3D PRINTING entered into an EB-5 loan agreement (the “Loan Agreement”) with 3DFLOR OPPORTUNITY, LP, a Delaware limited partnership and a related party controlled by the Company’s CEO, Chairman and controlling shareholder, Lin Li (“3DFLOR”), pursuant to which 3DFLOR agreed to provide 3D PRINTING a loan, with an initial maximum principal amount of $24,000,000 at an interest rate of 1.00% per year. The loan shall be secured by a pledge of all 49 million Class A Units of 3D PRINTING, and a promissory note. Subject to certain conditions as set out under the Loan Agreement being fulfilled, 3DFLOR would make an initial advance to 3D PRINTING. The amount of such initial advance would be as requested by 3D PRINTING. Subsequently, subject to certain restrictions, requests for further advances may also be made from time to time by 3D PRINTING. The closing date of the Loan Agreement shall be the date on which the initial advance is received by 3D PRINTING, and the maturity date of the loan under the Loan Agreement is the third anniversary of the closing date, unless such maturity is extended pursuant to Section 2.04 or accelerated as a result of Section 6.02(a). 3D PRINTING intends to use such funds to finance the development and expansion of a 3D printing manufacturing facility located at 2251 Catawba River Road, Fort Lawn, South Carolina.
66

In connection with the Loan Agreement, 3D PRINTING issued a promissory note to 3DFLOR in an amount of $24,000,000, dated January 27, 2025 (the “Promissory Note”). The Promissory Note bears the interest of one percent (1%) per year and the interest shall be non-compounding and calculated on the basis of a 366-day year, payable on the basis of the actual number of days elapsed. Pursuant to the Loan Agreement, the principal is due and is repayable in full on the third (3rd) anniversary of the closing date of the Loan Agreement.
In connection with the Loan Agreement, on January 27, 2025, Benchwick LLC entered into a membership interest pledge agreement with 3DFLOR and 3D PRINTING, in favor of 3DFLOR (the “Pledge Agreement”), to pledge to 3DFLOR (i) all 49 million Class A Units of 3D PRINTING it owns (the “Pledged Units”) and (ii) all proceeds and products of the Pledged Units (collectively with the Pledged Units, “Collateral”), as security for the performance of 3D PRINTING’s obligations under the Loan Agreement. Under the Pledge Agreement, Benchwick LLC shall, from time to time, be required by 3DFLOR to perfect the security interest of 3DFLOR in the Collateral. Under the Pledge Agreement, 3DFLOR is granted a first priority lien on all Collateral. Benchwick cannot transfer or encumber the Collateral without 3DFLOR’s approval, and 3DFLOR can seize, sell, or liquidate the Collateral if there is a default.
On February 27, 2025, 3D PRINTING filed a UCC-1 Financing Statement securing 3DFLOR’s security interests in the Collateral with Delaware. The Company’s audit committee approved and ratified the above mentioned transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 29, 2025, LAO Professionals (“LAO”) was appointed as the Company’s independent registered public accounting firm. Prior to May 29, 2025,
WWC, P.C. has served as the Company’s independent registered public accounting firm since November 2021. The following table sets forth the aggregate fees for professional services rendered by WWC, P.C. for the years ended December 31, 2024 and December 31, 2023:

	2024	2023
Audit Fees (1)	$135,000	$165,000
Audit-Related Fees (2)	50,000	80,000
Tax Fees	-	-
All Other Fees	-	-
Total	$145,000	$245,000

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
67

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit Number	Description
3.1
Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

3.2
Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

3.3
Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

3.4
Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

3.5
Bylaws (incorporated by reference to Exhibit 3.5 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

4.5*	Description of Securities
10.1
Employment Agreement between the Company and Lin Li dated July 1, 2022 (incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

10.2
Employment Agreement between the Company and Kurtis W. Winn dated July 1, 2022 (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

10.3
English translation of the Construction Agreement between NCP and Changzhou Wanyuan Construction Engineering Co., dated July 26, 2021 (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

10.4
English Translation of Form of Loan Agreement by and between NCP and Industrial and Commercial Bank of China dated June 4, 2024 (Contract No. 2024 (Wujin) Zi 00690) (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 (File No. 333-284033), as amended, initially filed with the Securities and Exchange Commission on January 14, 2025)

10.5
English Translation of Form of Loan Agreement by and between NCP and Industrial and Commercial Bank of China dated June 4, 2024 (Contract No. 2024 (Wujin) Zi 00957) (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 (File No. 333-284033), as amended, initially filed with the Securities and Exchange Commission on January 14, 2025)

10.6
English Translation of Loan Agreement by and between NCP and Jiangnan Rural Commercial Bank entered on March 26, 2020 (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (File No. 333-284033), as amended, initially filed with the Securities and Exchange Commission on January 14, 2025)

10.7
2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

10.8†
Lease Agreement, dated July 26, 2024  and amended as of August 5, 2024,  among Northann Corp. and SKY SC LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on August 5, 2024)

10.9
Share Purchase Agreement, dated as of October 11, 2024, by and between Northann Corp .and Chuntao Li (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 15, 2024)

10.10
Share Purchase Agreement by and between the Company and Jianquan Xu dated November 13, 2024 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on November 15, 2024)

10.11
First Amendment of Lease, dated November 19, 2024, among Northann Corp. and SKY SC LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on November 21, 2024)

10.12
Financing and Strategic Planning Advisory Agreement by and between the Company and Linkun Investment LLC dated December 4, 2024 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 5, 2024)

10.13
Business Development Agreement by and between the Company and CAKL Holdings Sdn Bhd dated December 4, 2024 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on December 5, 2024)

68

10.14
Technical Service Agreement by and between the Company and San River International Sdn Bhd dated December 4, 2024 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on December 5, 2024)

10.15
Form of Share Purchase Agreement by and between the Company and Oneflow LLC as the lead investor and other investors dated December 6, 2024 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 6, 2024)

10.16
Form of Registration Rights Agreement by and between the Company and Oneflow LLC as the lead investor and other investors dated December 6, 2024 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on December 6, 2024)

10.17
Form of Share Purchase Agreement by and between the Company and X29 LLC as the lead investor and other investors dated December 6, 2024 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on December 6, 2024)

10.18
Form of Registration Rights Agreement by and between the Company and X29 LLC as the lead investor and other investors dated December 6, 2024 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the SEC on December 6, 2024)

10.19
Form of Share Purchase Agreement by and between the Company and Caitlin Xu Kang as the lead investor and other investors dated December 20, 2024 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 23, 2024)

10.20
EB-5 Loan Agreement dated January 21, 2025, between 3D PRINTING DEV, LLC and 3DFLOR OPPORTUNITY, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 5, 2025)

10.21	Promissory Note issued by 3D PRINTING DEV, LLC on January 27, 2025 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on March 5, 2025)
10.22
Membership Interest Pledge Agreement dated January 27, 2025, by and among Benchwick LLC, 3DFLOR OPPORTUNITY, LP and 3D PRINTING DEV, LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on March 5, 2025)

14.1
Code of Business Conduct and Ethics of the Company (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1 File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

14.2
Insider Trading Policy (incorporated by reference to Exhibit 14.2 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

21.1*	List of Subsidiaries
23.1*	Consent of WWC, P.C.
23.2*	Consent of LAO Professionals
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of our Annual Report on Form 10-K filed with the SEC on April 15, 2024)
99.1
Audit Committee Charter (incorporated by reference to Exhibit 99.2 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

99.2
Nominating Committee Charter (incorporated by reference to Exhibit 99.3 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

99.3
Compensation Committee Charter (incorporated by reference to Exhibit 99.44 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

101.INS *	XBRL INSTANCE DOCUMENT
101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Filed herewith
Item 16.	Form 10-K Summary

None.

69

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHANN CORP.

Dated: June 30, 2025	By:	/s/ Lin Li
Lin Li
Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lin Li	Chairman of the Board, Chief Executive Officer,	June 30, 2025
Lin Li	President, Secretary, and Treasurer (Principal Executive Officer)

/s/ Sunny S. Prasad	Interim Chief Financial Officer	June 30, 2025
Sunny S. Prasad	(Principal Financial Officer and Interim Principal Accounting Officer)

/s/ Kurtis W. Winn	Chief Operating Officer and Director	June 30, 2025
Kurtis W. Winn

/s/ Bradley C. Lalonde	Director	June 30, 2025
Bradley C. Lalonde

/s/ Umesh Patel	Director	June 30, 2025
Umesh Patel

/s/ Jing Zhang	Director	June 30, 2025
Jing Zhang

70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Northann Corp.

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
San Mateo, California
April 15, 2024

NORTHANN CORP.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 202
4
AND 202
3
(In U.S. dollars)

	202 4	202 3

ASSETS
CURRENT ASSETS
Cash	$245,164	$1,101,443
Restricted cash	-	3,771
Accounts receivable, net	3,106,561	2,615,458
Inventory, net	1,995,611	2,645,488
Prepayments	490,948	311,402
Other receivables and other current assets	74,984	127,313
Total current assets	5,913,268	6,804,875

NON-CURRENT ASSETS
Property, plant and equipment, net	3,894,434	4,724,105
Construction in progress	1,258,701	962,338
Intangible assets , net	977,986	1,030,982
Operating lease right-of-use assets, net	1,822,266	87,380
Security deposits	9,030	9,030
Total non-current assets	7,962,417	6,813,835

TOTAL ASSETS	$13,875,685	$13,618,710

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank borrowings - current	4,699,081	5,689,721
Operating lease liabilities, current	355,754	31,413
Accounts and other payables and accruals	2,600,469	4,538,322
Taxes payable	601,317	608,679
Unearned revenue	-	1,084,484
Amounts due to related parties	1,416,432	302,943
Obligation under secured borrowing arrangement	-	599,664
Total current liabilities	9,673,053	12,855,226

Bank borrowings – non-current	136,947	124,905
Operating lease liabilities, – non-current	1,466,512	55,967
Total non-current liabilities	1,603,459	180,872

TOTAL LIABILITIES	$11,276,512	$13,036,098

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized – Series A, $0.001 par value, 20,000,000 shares designated, 5,000,000 shares issued and outstanding as of December 31, 202 4 and 202 3 *	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 55,464,000 and 21,380,000 shares issued and outstanding as of December 31, 202 4 and 202 3 , respectively*	55,464	21,380
Subscription receivable	(1,375,000)	(25,000)
Accrued compensation expense	(2,927,250)
Additional paid-in capital	15,487,165	6,671,016
Accumulated deficits	(9,693,818)	(5,313,943)
Accumulated other comprehensive loss	1,047,612	(775,841)
Total stockholders’ equity	2,599,173	582,612

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,875,685	$13,618,710

The accompanying notes are an integral part of these consolidated financial statements.

*	Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 1 8 )

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF
OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 202
4
AND 202
3
(In U.S. dollars)

	202 4	202 3

REVENUES	$15,349,854	$13,971,729

COST OF REVENUES	11,370,028	12,744,474

GROSS PROFIT	3,979,826	1,214,364

OPERATING EXPENSES
Selling expenses	1,071,633	1,158,467
General and administrative expenses	3,798,777	2,920,303
Research and development expenses	783,356	1,899,299
Total operating expenses	5,653,766	5,978,069

LOSS FROM OPERATIONS	(1,673,940)	(4,763,705)

OTHER INCOME (EXPENSE)
Interest expense	(470,900)	(1,709,983)
Amortization of debt discounts	-	(645,576)
Other income	306,404	1,052
Other expenses	(32,371)	-
Impairment loss on goodwill	(2,507,455)	-
Interest income	120	-
Total other expenses , net	(2,704,202)	(2,354,507)

LOSS BEFORE TAXES	(4,378,142)	(7,118,212)

Income tax expense	(1,733)	(14,361)

NET LOSS	(4,379,875)	(7,132,573)

Other comprehensive income (loss):
Foreign currency translation adjustment	1,823,453	(5,950)

Total comprehensive loss	(2,556,422)	(7,138,523)

Basic and diluted loss per share	$(0.17)	$(0.35)

Weighted average number of shares of common stock outstanding – basic	26,267,990	20,278,226
Weighted average number of shares of common stock outstanding –diluted	26,267,990	20,278,226

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR
THE YEARS ENDED DECEMBER 31, 2024
AND
2023
(In U.S. dollars)
	Preferred Stock –
	Series A		Common Stock
	Number of shares*	Amount	Number of shares*	Amount	Subscription receivable	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2022	5,000,000	5,000	20,000,000	20,000	(25,000)	$925,000	1,818,630	(769,891)	$1,973,739

Net loss	-	-	-	-	-		(7,132,573)	-	(7,132,573)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(5,950)	(5,950)

Warrants	-	-	-	-	-		-	-
Issuance of ordinary shares upon the completion of the IPO			1,380,000	1,380		5,746,016			5,747,396

Balance, December 31, 2023	5,000,000	5,000	21,380,000	21,380	(25,000)	$6,671,016	(5,313,943)	(775,841)	582,612

Net loss							(4,379,875)		(4,379,875)

Issuance of common stock			34,084,000	34,084	(1,350,000)	8,816,149			7,500,233

Acc ru ed compensation expense						(2,927,250)			(2,927,250)

Foreign currency translation adjustment								1,823,453	1,823,453

Balance, December 31, 2024	5,000,000	5,000	55,464,000	55,464	(1,375,000)	12,559,915	(9,693,818)	1,047,612	2,599,173

The accompanying notes are an integral part of these consolidated financial statements.

*	Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 1 8 )

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 202
4
AND 202
3
(In U.S. dollars)

	202 4	202 3

Cash flows from operating activities
Net loss	$(4,379,875)	$(7,132,573)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Allowance for doubtful accounts	-	13,891
Depreciation and amortization	645,493	680,166
Impairment of Property, plant and equipment	-	-
Inventory write down	-	-
Impairment of goodwill	2,507,455	-
I ncome fr om settlement of convertible notes	(250,000)	-
Share-based compensation	2,042,105	-
Changes in assets and liabilities
Accounts receivable	(491,103)	(1,186,720)
Other receivables	52,328	(16,019)
Prepayments	(179,546)	(74,835)
Inventory	649,877	1,916,878
Right of use assets	(1,734,886)	(69,140)
Accounts payable	(41,968)	(2,381,174)
Accruals and other payables	(711,533)	1,827,143
Unearned revenue	(1,084,484)	1,084,197
Payroll payable	5,888	51,483
Taxes payable	(7,362)	538,403
Accrued interest	9,234	444
Operating leases	1,734,886	69,140
Net cash used in operating activities	(1,233,491)	(4,678,716)
Cash flows from investing activities
Payments for construction	(296,363)	-
Net cash used in investing activities	(296,363)	-
Cash flows from financing activities
Proceeds from bank borrowings	726,099	-
Payment of Bank Loan	(1,704,697)	(1,307,808)
Amount received from secured borrowing arrangement	-	599,664
Payment of secured borrowing arrangement	(844,900)	-
Settlement of convertible notes	(500,000)	-
Amounts received from related party	1,136,913	118,883
Net proceeds from issuance of ordinary shares upon IPO	-	5,965,750
Net cash (used in) provided by financing activities	(1,186,585)	5,376,489

Effect of exchange rates on cash	1,856,389	152,506

Net change in cash and restricted cash	(860,050)	850,279

Cash and restricted cash at beginning of year	1,105,214	254,935

Cash and restricted cash at end of year	$245,164	$1,105,214

Supplemental of cash flow information
Cash paid for interest expenses	$246,140	$255,229
Cash paid for income tax	$120,525	$286,762

The
accompanying
notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31 202
4
AND 202
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

In
October and November
2024, the Company acquired
Cedar Modern Limited
and
Raleigh Industries Limited
(Note 3).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 202
4
, the Company had a working capital deficit of $
3,754,617
and net cash
provided by
operating activities of
only

$
1,214,139
for the year ended December 31, 202
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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. The pandemic may impact Company’s future estimates including, but not limited to, our a
l
lowance for doubtful accounts, inventory valuations, fair value measurements, asset impairment charges. It is not possible for the Company to predict the duration or magnitude of the adverse results of the pandemic and its effects on its business or results of operations at this time.

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

The Company typically enters into agreements with its customers where its set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $
1,925,349
and $1,084,484 were recognized as revenue from unearned revenue during the years ended December 31,
2024 and 2023
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
2024 and 2023
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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the year ended December 31, 202
4
. The Company had no uncertain tax position for the years ended December 31, 202
4
and 202
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

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 202 4	RMB 7.2993 to $1	HKD 7.7677 to $1
December 31, 202 3	RMB 7.0827 to $1	HKD 7.8158 to $1

Income statement and cash flows items
For the year ended December 31, 202 4	RMB 7.1957 to $1	HKD 7.803 to $1
For the year ended December 31, 202 3	RMB 7.0467 to $1	HKD 7.8279 to $1

Cash

Cash consist
s
of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

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

A
llowance
for doubtful accounts
was nil and nil
as of December 31, 2024 and 2023.

Inventories

Inventories consist of raw materials, work-in-process, and finish ed goods and are stated at lower of cost or net realizable value. Costs are computed under the weighted average method. Net realizable value is determined as estimated selling prices in the ordinary course of business, less reasonably predictable costs to sell. Valuation of inventories is based on currently available information about expected recoverable value. The estimate is dependent upon factors such as market trends, inventory ageing, and historical and forecasted customer demands. Inventory write-down would be
recorded as cost of revenues.
No i
nventory write-down
was recognized in the year ended December 31,

2024 and
2023.

Long-Lived Assets

Long-lived assets consist primarily of equipment and intangible assets.

Equipment

Equipment is recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the accelerated depreciation
method over the estimated useful lives of the assets.

Estimated useful lives (years)
Office and computer equipment	3-5
Manufacturing equipment	10-20

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets
. The gain or loss
on the disposal
and impairment of equipment
are
recognized in general and administrative expenses in the consolidated statements of comprehensive loss.

Construction in progress

Construction in progress represents property, plant and equipment under construction and pending installation and is stated at cost less accumulated impairment losses, if any. Completed assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired in a business combination.

Goodwill is not depreciated or amortized but is tested for impairment on an annual basis as of December 31, and in between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. In accordance with ASU 2017-04, Intangibles
—
Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment issued by the Financial Accounting Standards Board (
“
FASB
”
) guidance on testing of goodwill for impairment, the Group first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of each reporting unit exceeds its fair value, an impairment loss equal to the difference between the fair value of the reporting unit and its carrying amount will be recorded.

Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

The Company has only one reporting unit.
The Company recorded impairment losses on goodwill of nil and $2,507,455 during the years ended December 31, 2023 and 2024, respectively,

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject
to many factors. The discount rate that is commensurate with the risk inhere nt in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.
No i
mpairment
loss
has been recorded by the Company
in the years ended
December 31, 202
4
and 202
3
.

Net earnings per share of common stock

The Company has adopted ASC Topic 260, “Earnings per
Share
,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying consolidation financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

	202 4	202 3

Net loss	$(4,379,875)	$(7,132,573)

Weighted average number of shares of common stock outstanding - basic *	26,267,990	20,278,226
Add: potentially dilutive effect of shares issuable upon exercise of warrants	-	-

Weighted average number of shares of common stock outstanding - diluted *	26,267,990	20,278,226

Net loss per ordinary share
-Basic	$(0.17)	$(0.35)
-Diluted	$(0.17)	$(0.35)

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
4
and 202
3
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

Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company generally uses the base, non-cance
l
able, lease term when determining the lease assets and liabilities.

Share-based compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period the employee and non-employee is required to provide service in exchange for the award, which generally is the vesting period. The Company elects to recognize the effect of forfeitures in compensation costs when they occur. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards is reversed.

Recent accounting prono
unce
ments

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07.  The amendments improve reportable segment disclosure requirements. Main provisions include: (1) significant segment expenses—public entities are required to disclose significant segment expens es by report
able segment if they are regularly provided to the CODM and included in each reported measure of segment profit or loss; (2) other segment items—public entities are required to disclose other segment items by reportable segment. Such a disclosure would constitute the difference between reported segment revenues less the significant segment expenses (disclosed) less reported segment profit or loss; (3) multiple measures of a segment’s profit or loss—public entities may disclose more than one measure of segment profit or loss used by the CODM, provided that at least one of the reported measures includes the segment profit or loss measure that is most consistent with GAAP measurement principles; (4) CODM-related disclosures—disclosure of the CODM’s title and position is required on an annual basis, as well as an explanation of how the CODM uses the reported measure(s) and other disclosures; (5) entities with a single reportable segment—public entities must apply all of the ASU’s disclosure requirements, as well as all existing segment disclosure and reconciliation requirements in ASC Topic 280,
Segment Reporting
; (6) recasting of prior-period segment information to conform to current-period segment information—recasting is required if segment information regularly provided to the CODM is changed in a manner that causes the identification of significant segment expenses to change. The amendments in ASU 2023-07  are effective for all public entities for fiscal years beginning after December 15, 2023. Early adoption is permitted. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. The Company adopted this update beginning January 1, 2024.
Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The ASU amends ASC 740-10-50-12 to require public business entities (“PBEs”) to disclose a reconciliation between the amount of reported income tax expense (or benefit) from continuing operations and the amount computed by multiplying the income (or loss) from continuing operations before income taxes by the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile. If PBE is not domiciled in the United States, the federal (national) income tax rate in such entity’s jurisdiction (country) of domicile shall normally be used in the rate reconciliation. The amendments prohibit the use of different income tax rates for subsidiaries or segments. Further, PBEs that use an income tax rate in the rate reconciliation that is other than the U.S. income tax rate must disclose the rate used and the basis for using it. The ASU also adds ASC 740-10-50-12A,  which requires entities to annually disaggregate the income tax rate reconciliation between the following eight categories by both percentages and reporting currency amounts: (1) State and local income tax, net of federal (national) income tax effect; (2) Foreign tax effects; (3) Effect of changes in tax laws or rates enacted in the current period; (4) Effect of cross-border tax laws; (5) Tax credits; (6) Changes in valuation allowances; (7) Nontaxable or nondeductible items; (8) Changes in unrecognized tax benefits. PBEs must apply the ASU’s guidance to annual periods beginning after December 15, 2024 (2025 for calendar-year-end  PBEs). Early adoption is permitted. Entities may apply the amendments prospectively or may elect retrospective application. The Company is currently evaluating the impact from the adoption of this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments in this update intend to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact from the adoption of this ASU on its consolidated financial statements.

3.	BUSINESS COMBINATION

In October 2024, in order to expand its sales, the Company acquired 100% equity interests of Cedar Modern Limited (“Cedar”) for consideration of 4,484,400 ordinary shares of the Company. Cedar is a trading company incorporated in Hong Kong.

The fair value of assets acquired, liabilities assumed and goodwill resulted for this acquisition are as follows:

Amount
US$

Amount due from related party	190,359
Total identifiable assets acquired	190,359

Total liabilities assumed	-

Net identifiable assets acquired	190,359

Number of Class A ordinary shares issued as consideration	4,484,400
Quoted price of Class A ordinary shares on acquisition date	0.168
Total purchase consideration	753,379
Goodwill	563,020

In November 2024, in order to expand its sales, the Company acquired 100% equity interests of Raleigh Industries Limited (“Raleigh”) for consideration of 4,500,000 ordinary shares of the Company. Raleigh is a trading company incorporated in Hong Kong.

The fair value of assets acquired, liabilities assumed and goodwill resulted for this acquisition are as follows:

Amount
US$

Amount due from related party	34,402
Total identifiable assets acquired	34,402

Total liabilities assumed	-

Net identifiable assets acquired	34,402

Number of Class A ordinary shares issued as consideration	4,500,000
Quoted price of Class A ordinary shares on acquisition date	0.395
Total purchase consideration	1,777,500
Goodwill	1,743,098

Goodwill is recognized as a result of expected synergies from combining operations of Cedar and Raleigh and the Company as well as other intangible assets that do not qualify for separate
recognition. Goodwill is not amortized and is not deductible for tax purposes.

Pro forma results reflecting these two transactions were not presented because both acquirees were not significant to the Company’s consolidated financial results. Since the acquisition date, both Cedar and Raleigh contributed no revenues and no net income or loss to the Company.
F-15

4 .	RESTRICTED CASH

Restricted cash consist of the following:

	December 31, 202 4	December 31, 202 3
Deposit for Bank acceptance bill	$-	$3,771

Total	$-	$3,771

5 .	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31, 202 4	December 31, 202 3
Gross accounts receivable	$3,106,561	$2,615,458
Total	$3,106,561	$2,615,458

There was no allowance for doubtful accounts recorded as of December 31,
202
4
,
and
202
3
.

6 .	OTHER RECEIVABLES

Other receivables consist of the following:

	December 31, 202 4	December 31, 202 3

Deposit and other receivables	74,984	127,313
Total	$74,984	$127,313

7 .	INVENTORY, NET

Inventories, net, consist of the following:

	December 31, 202 4	December 31, 202 3
Raw materials and components	$1,517,697	$1,654,771
Finished goods	477,913	990,717
Inventories, net	$1,995,611	$2,645,488

A
loan
borrowed by the Company
from Bank of America is secured by the inventory
.

8 .	EQUIPMENT, NET

Equipment, net
consists
of the following:

	December 31, 202 4	December 31, 202 3

Manufacturing equipment	8,315,845	8,790,918
Office equipment	314,748	319,624
L ess: Accumulated depreciation	4,736,159	4,386,437
Total	$3,894,434	$4,724,105

Depreciation expenses charged to the consolidated statements of operations for the years ended
December
31,
2024 and 2023
were $ $625,434  and $657,556, respectively.

9 .	INTANG IBLE ASSETS , NET

	December 31, 202 4	December 31, 202 3

Land use right	$1,087,291	$1,143,382
Software	23,154	-
less: Accumulated amortization	132,459	112,400
	$977,986	$1,030,982

The Company has pledged its land use rights at No. 199, Newtag, Wujin District, Changzhou, Jiangsu Province, China, 213000 to Industrial and Commercial Bank of China Limited as a collateral for securing its loans.

The expiry date of the land use right is in 2067.

Amortization expenses charged were $
22,611
and $
20,059
for the years ended December 31, 2023
and 202
4
, respectively. The
Company
expects to record amortization expenses of $
23,393
, $
23,393
, $
23,393
, $
23,393
, and $
23,393
for the years ending December 31, 202
5
, 202
6
, 202
7
, 202
8
, and 202
9
and years after, respectively

10 .	BANK BORROWINGS

Current

Short-term loans as of December 31, 202
4
and 202
3
represents bank borrowings of $
$
4,699,081
and $
5,689,721
, respectively obtained from financial institutions in the PRC. The short-term bank borrowings were secured by land use right. The weighted average interest rate for the short-term loans for the years ended December 31, 202
4
and 202
3
was approximately
4.30% and 4.48%, respectively.

Bank	Loan period	Interest rate	Balance at December 31, 2024		Balance at December 31, 2023

Industrial and Commercial Bank of China	July 13, 2023-July 10, 2024	4.35%	$		$1,411,891
Industrial and Commercial Bank of China	June 4, 2024-June 12, 2025	4.35%		1,369,994	-
Industrial and Commercial Bank of China	July 27, 2023-July 18, 2024	4.35%		-	1,411,891
Industrial and Commercial Bank of China	June 4, 2024-June 1 0 , 2025	4.35%		1,369,994		-
Bank of Communications	January 10, 2023-January 10, 2024	4.35%		-	488,514
Bank of Communications	January 12, 2023-January 12, 2024	4.35%		-	249,481
BANK OF AMERICA - Line of Credit	April 28, 2022 - April 30, 2024	Prime rate +0.1%		-	857,242
Jiangnan Rural Commercial Bank	May 26, 2020-February 27, 2024	4.79%		-	381,211
Jiangnan Rural Commercial Bank	May 26, 2020-February 27, 2024	4.79%		-	889,491
Jiangnan Rural Commercial Bank	February 28, 2024-February 27, 2025	4.79%		1,232,994	-
Agricultural Bank of China, Changzhou Zhonglou Sub-branch	July 26, 2024-July 25, 2025	3.25%		726,099	-
Total				$4,699,081	$5,689,721

The loan from Bank of America is secured by the Company’s inventory.

Non-current

Bank	Loan period	Interest rate	Balance at December 31, 202 4	Balance at December 31, 202 3
EIDL Loan	From June 26, 2020 to June 25, 2050	3.75%	136,947	124,905
Total			$136,947	$124,905

1 1 .	BALANCES WITH RELATED PARTY

1)	Related party transactions

For the year
s
ended December 31, 202
3
and 202
4
, the Company’s related party provided working capital
to
support
the Company’s operations when needed. The borrowings were unsecured, due on demand, and interest free. The following table summarizes borrowing transactions with the Company’s related party:

2)	Related party balances

Accounts	Name of Related Party	Note	December 31, 202 4	December 31, 202 3
Amount due to related party	Lin Li, Chief Executive Officer and Chairman of the Board		$1,416,432	$302,943

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations
.

1 2 .	EQUITY

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

1 3 .	INCOME TAXES

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
4
and 202
3
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
2024 and 2023
. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carry back of losses is not permitted. If not utilized, the PRC net operating loss will expire in 2026.

The income tax expense was $
1,733
and $
14,361
for the years ended December 31, 202
4
and 202
3
, respectively, related primarily to the Company’s subsidiaries located outside of the U.S. The income before provision for income taxes for the years ended December 31, 202
4
and 202
3
was as follows:

The income tax provision consists of the following components:

	For the year ended December 31, 202 4	For the year ended December 31, 202 3
Current:
Federal	$-	$-
State	(108)	12,851
Foreign	1,841	1,509
Total current	$1,733	$14,361

Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred	$-	$-
Total income tax expense	$1,733	$14,361

A reconciliation between the Company’s actual provision for income taxes and the provision at the United States statutory rate is as follow:

	For the year ended December 31, 202 4	For the year ended December 31, 202 3
Loss before income tax expense	$(4,378,142)	$(7,118,212)
Computed tax benefit with statutory tax rate	29.84%	29.84%
Income tax expense computed at statutory income tax rate	(1,306,437)	(2,124,074)
Impact of different tax rates in other jurisdictions	1,115,557	1,935,475
Tax effect of non-deductible expenses	192,615	202,961
Total income tax expense	$1,733	$14,361

The effective tax rate were (0.04%) and
(
0.2%
)
for the years ended December 31, 202
4
and 202
3
, respectively.

Uncertain tax positions

The Company did not have any uncertain tax positions during the years ended December 31, 202
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
4
. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain
tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of December 31, 202
4
and 202
3
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

1 4 .	CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the years ended December 31, 202
4
and 202
3
, the Company contributed a total of
$
67,699
and $
69,131
, respectively, to these funds.

1 5 .	OPERATING LEASE

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

The following table provides a summary of leases by balance sheet location as of December 31, 202
4

and 202
3
:

Assets/liabilities	December 31, 202 4	December 31, 202 3
Assets
Operating lease right-of-use assets	$1,822,266	$87,380

Liabilities
Operating lease liability - current	$355,754	$31,413
Operating lease liability - non-current	1,466,512	55,967
Total lease liabilities	$1,822,266	$87,380

The operating lease expenses for the year ended December 31, 202
4

and 202
3
were as follows:

Lease Cost	Classification	December 31, 202 4	December 31, 202 3
Operating lease expense	General and administrative expenses	$438,854	$30,274

Maturities of operating lease liabilities as of December 31, 202
4
 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending December 31,
202 5	$438,854
202 6	439,278
202 7	$428,376
2028	441,227
202 9	299,976
Total lease payments	$2,047,712
Less: interest	(225,445)
Present value of lease payments	$1,822,266

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments, which do not include the non-lease components, as of December 31, 202
4
 were as follows:

12 months ending December 31,
202 4	$35,069
2025	35,069
2026	23,379
Total lease payments	$93,517

Lease Term and Discount Rate	December 31, 202 4	December 31, 202 3
Weighted-average remaining lease term (years)
Operating leases	4.57	2.92

Weighted-average discount rate (%)
Operating leases	5%	5%

1 6 .	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

During the fiscal year ended December 31, 202
4
, two customers accounted for nearly
72
% of the Company’s revenues. During the fiscal year ended December 31, 202
3
, two customers accounted for nearly
91
% of the Company’s revenues.  No other customer accounts for more than 6% of the Company’s revenue in the years ended December 31,
2024 and 2023
.

As of December 31, 202
4
, five customers accounted for

94
% of the Company’s accounts receivable. As of December 31, 202
3
, five customers accounted for 72% of the Company’s accounts receivable. No other customer accounts for more than
3
% of the Company’s accounts receivable for the years ended December 31, 202
4
and 202
3
.

During the fiscal year ended December 31, 202
4
,
five
suppliers accounted for a total of
48%
of the Company’s cost of revenues. During the fiscal year ended December 31, 202
3
, three  suppliers accounted for a total of
32
%of the Company’s cost of revenues. No other supplier accounts for over 4% of the Company’s cost of revenues.

As of December 31, 202
4
, one supplier accounted for over
10
% of the Company’s accounts payable. As of December 31, 202
3
, one supplier accounted for
10
% of the Company’s accounts payable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 202
4
and 202
3
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

1 7 .	COMMITMENTS AND CONTINGENCIES

Capital
commitments

On July 26, 2021, the Company has contracted Changzhou Wanyuan Construction Engineering Co. to build a second phase of its factory. The amount required in the contract is $
5.05
million. Construction is expected to
complete in June 2025.
As of December 31, 202
4
, the Group had a commitment for the
construction
amounted to $
4.3
million.

Legal proceedings

From time to time, the
Company
may become involved in litigation, claims, and proceedings. The
Company
evaluates the status of each legal matter and assesses the potential financial exposure. If the potential loss from any legal proceedings or litigation is considered probable and the amount can be reasonably estimated, the
Company
accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. As of December 31, 202
3
and 202
4
, based on the information currently available, the
Company
believes that the loss contingencies that may arise as a result of currently pending legal proceedings are not reasonably possible to have a material adverse effect on the
Company’
s business, results of operations, financial condition, and cash flows
.

1 8 .	STOCK SPLIT

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

1 9 .	SECURED BORROWING ARRANGEMENT

In July 2023, the Company signed a secured borrowing agreement with a financial institution in the United States, in which the Company borrowed $1,000,000 secured by its accounts receivable amounted $1,491,000.

It is scheduled under the agreement that the Company pays $49,700 per week for thirty weeks to the financial institution to repay the loan.

On January 21, 2025, 3D PRINTING entered into an EB-5 loan agreement (the “Loan Agreement”) with 3DFLOR Chairman and controlling shareholder, Lin Li (“3DFLOR”), pursuant to which 3DFLOR agreed to provide 3D PRINTING a loan, with an initial maximum principal amount of
$24,000,000 at an interest rate of 1.00% per year.

20.	SUBSEQUENT EVENT

On January 21, 2025, 3D PRINTING entered into an EB-5 loan agreement (the “Loan Agreement”) with 3DFLOR OPPORTUNITY, LP, a Delaware limited partnership and a related party controlled by the Company’s CEO, Chairman and controlling shareholder, Lin Li (“3DFLOR”), pursuant to which 3DFLOR agreed to provide 3D PRINTING a loan, with an initial maximum principal amount of $24,000,000 at an interest rate of 1.00% per year.

In connection with the Loan Agreement, 3D PRINTING issued a promissory note to 3DFLOR in an amount of $24,000,000, dated January 27, 2025 (the “Promissory Note”). The Promissory Note bears the interest of one percent (1%) per year and the interest shall be non-compounding and calculated on the basis of a 366-day year, payable on the basis of the actual number of days elapsed. Pursuant to the Loan Agreement, the principal is due and is repayable in full on the third (3rd) anniversary of the closing date of the Loan Agreement.

In connection with the Loan Agreement, on January 27, 2025, Benchwick LLC entered into a membership interest pledge agreement with 3DFLOR and 3D PRINTING, in favor of 3DFLOR (the “Pledge Agreement”), to pledge to 3DFLOR (i) all 49 million Class A Units of 3D PRINTING it owns (the “Pledged Units”) and (ii) all proceeds and products of the Pledged Units (collectively with the Pledged Units, “Collateral”), as security for the performance of 3D PRINTING’s obligations under the Loan Agreement.

On February 27, 2025, 3D PRINTING filed a UCC-1 Financing Statement securing 3DFLOR’s security interests in the Collateral with Delaware. The Company’s audit committee approved and ratified the above mentioned transactions.

The
C
ompany
initiated a lawsuit against Newivy Flooring in the Sacramento court during the second quarter of 2025, with a claim amount of $56,454.49.

2 1 .	UNRESTRICTED NET ASSETS

The following presents condensed financial information of Northann Corp:

Condensed Financial Information on Financial Position
	As of December 31,
	202 4	202 3
Cash	-	370
Amounts due from subsidiaries	4,422,688	5,504,920
Total current assets	4,422,688	5,505,290
All other non-current assets	-	-
Interests in a subsidiary	9,452,997	9,948,890
Total Assets	13,875,685	15,454,180

Liabilities and Stockholders’ Deficit
All other current liabilities	358,626	599,664
Amounts due to subsidiaries	10,881,994	10,660,508
Total current liabilities	11,240,620	11,260,172
Non-current liabilities	35,892	1,950,000
Total Liabilities	11,240,620	13,210,172

Stockholders’ Equity (Deficit)
Preferred stock,100,000,000 shares authorized – Series A, $0.001 par value, 20,000,000 shares designated, 5,000,000 shares issued and outstanding as of December 31, 2024 and 2023 *	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 55,464,000 and 20,000,000 shares issued and outstanding as of December 31, 2024 and 2023 , respectively*	55,464	21,380
Subscription receivable	(1,375,000)	(25,000)
Additional Paid-in Capital	15,487,165	6,671,016
Accrued compensation expense	(2,927,250)	-
(Accumulated deficit) re tained earnings	(9,693,818)	(3,652,547)
Accumulated other comprehensive loss	1,047,612	(775,841)
Total Stockholders’ Equity	2,599,173	2,244,008
Total Liabilities and Stockholders’ Deficit	13,875,685	15,454,180

*	Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 1 8 )

Condensed Financial Information on Results of Operations

	For the years ended December 31,
	202 4	202 3
Revenue	250,000	43,251
Cost or revenues	-	-
Operating expenses	2,668,613	3,381,482
Income taxes	1,733	12,919
L oss – Parent only	(2,420,347)	(3,351,150)
I ncome (loss) – Subsidiaries with unrestricted net assets	1,175,106	(2,117,498)
Loss – Subsidiaries with restricted net assets	(3,134,633)	(2,529)
Net loss – Consolidated	(4,379,875)	(5,471,177)

Condensed Financial Information on Cash Flows

	For the years ended December 31,
	202 4	202 3
Cash used in operating activities	(2,420,347)	(5,965,604)
Cash used in investing activities	-	-
Cash provided by financing activities	2,419,977	5,965,750
Net cash flows	(370)	146
Beginning cash balance	370	224
Ending cash balance	-	370

(i)	Basis of presentation

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
4
and 202
3
, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

