Form 10-K/A
period 2024-12-31
Northann Corp.
filed 2025-07-02
CIK 1923780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K
/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Northann Corp. (the “Company”) for the fiscal year ended December 31, 2024, initially filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2025 (the “Original Filing”), is being filed to add to the Original Filing the Report of LAO Professionals (“New Auditor Report”), on our consolidated financial statements as of December 31, 2024, which was inadvertently omitted from the Original Filing. The Company had received the manually signed New Auditor Report from LAO Professionals prior to filing the Original Filing. This Amendment includes Item 8, “Financial Statements and Supplemental Data” in its entirety and without change from the Original Filing other than the addition of the New Auditor Report as the new page F-3, and the updating of page references.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive and Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, and currently-dated certifications from the Company’s Chief Executive and Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive and Financial Officer are filed as exhibits to this Amendment.

Additionally, the Commission file number set out on the cover page in the Original Filing was inaccurate due to an inadvertent clerical error, and the Company is also filing this Amendment to reflect the accurate Commission file number.

This Form 10-K/A does not reflect events occurring after the Original Filing and does not modify or update the disclosure therein in any way except as described above. No other changes have been made to the Original Filing. The filing of this Form 10-K/A should not be understood to mean that any statements contained in the Original Filing, as amended by this Form 10-K/A, are true or complete as of any date subsequent to the date of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings made with the SEC subsequent to July 1, 2025, if any.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

2

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-K (File No. 001-41816), filed with the Securities and Exchange Commission on July 1, 2025)
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

10.8
Lease Agreement, dated July 26, 2024  and amended as of August 5, 2024,  among Northann Corp. and SKY SC LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on August 5, 2024)

3

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K (File No. 001-41816), filed with the Securities and Exchange Commission on July 1, 2025)
23.1	Consent of WWC, P.C. (incorporated by reference to Exhibit 23.1 of our Annual Report on Form 10-K (File No. 001-41816), filed with the Securities and Exchange Commission on July 1, 2025)
23.2	Consent of LAO Professionals(incorporated by reference to Exhibit 23.2 of our Annual Report on Form 10-K (File No. 001-41816), filed with the Securities and Exchange Commission on July 1, 2025)

4

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of our Annual Report on Form 10-K filed with the SEC on April 15, 2024)
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

5

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHANN CORP.

Dated: July 2, 2025	By:	/s/ Lin Li
Lin Li
Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer

6

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Northann Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of
Northann Corp
. (the ‘Company’) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its consolidated operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company suffered an accumulated deficit of $(9,693,818) and a net loss of $(4,379,875). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment of intangible assets

Description of the Matter

As discussed in Note 1 to the consolidated financial statements, intangible assets including goodwill are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company measured the fair value of these intangible assets based on projected cash flows and combined with other qualitative factors, the Company determined that some portion of the intangible assets are impaired as of December 31, 2024.

Auditing the Company’s annual impairment test related to these intangible assets was complex due to the estimation uncertainty in determining their fair values. The significant assumptions used to estimate the fair value of these intangible assets included forecasted sales and discount rates. These assumptions are forward-looking which can vary significantly and depend on market forces and events outside of the Company’s control.

How We Addressed the Matter in Our Audit

To test the estimated fair value of these intangible assets, our audit procedures included, among others, evaluating the valuation methodology used, the significant assumptions discussed above, and the underlying data used by the Company. Such data includes historical sales and projections. We reviewed the assumptions and data provided by management and concluded that the impairment recorded was reasonable.

/S/ Lateef Awojobi
LAO PROFESSIONALS
(PCAOB ID 7057)
Lagos, Nigeria

We have served as the Company’s auditor since 2025.

June 30, 2025

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

