Form 10-Q
period 2025-03-31
Northann Corp.
filed 2025-07-18
CIK 1923780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended
March 31, 2025

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☒
 No
☐

On
July 15
, 2025, the registrant had 95,464,400 shares of common stock and 5,000,000 shares of Series A Preferred Stock outstanding.

Northann Corp.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHANN CORP.

CONSOLIDATED
BALANCE SHEETS
(Unaudited)
(In U.S. dollars)

	As of March 31,	As of December 31,
	202 5	202 4
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,866,303	$245,164
Accounts receivable, net	3,747,662	3,106,561
Inventory, net	2,340,949	1,995,611
Prepayments	571,423	490,948
Other receivables and other current assets	29,255	74,984
Total current assets	8,555,592	5,913,268

NON-CURRENT ASSETS
Property, plant and equipment, net	3,797,906	3,894,434
Construction in progress	1,407,743	1,258,701
Land use rights, net	987,975	977,986
Operating lease right-of-use assets, net	1,735,972	1,822,266
Security deposits	9,030	9,030
Total non-current assets	7,938,626	7,962,417

TOTAL ASSETS	$16,494,218	$13,875,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank borrowings - current	4,778,357	4,699,081
Operating lease liabilities, current	363,230	355,754
Accounts and other payables and accruals	4,813,041	2,600,469
Taxes payable	(34,251)	601,317
Amounts due to related parties	1,153,203	1,416,432

Total current liabilities	11,073,580	9,673,053

Bank borrowings – non-current	136,947	136,947
Operating lease liabilities, – non-current	1,372,742	1,466,512
Total non-current liabilities	1,509,689	1,603,459

TOTAL LIABILITIES	$12,583,269	$11,276,512

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 202 5 and December 31, 202 4	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 95,464,000 shares issued and outstanding as of March 31, 202 5 and 55,464,000 shares issued and outstanding as of December 31, 202 4	95,464	55,464
Subscription receivable	(6,175,850)	(1,375,000)
Additional paid-in capital	23,580,165	15,487,165
Accrued compensation expense	(2,110,500)	(2,927,250)
Accumulated deficits	(12,324,547)	(9,693,818)
Accumulated other comprehensive loss	841,217	1,047,612
Total stockholders’ equity	3,910,949	2,599,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,494,218	$13,875,685

The accompanying notes are an integral part of
these
consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In U.S. dollars)

	Three Months Ended March 31,
	202 5	202 4
	(Unaudited)	(Unaudited)

REVENUES	$3,437,727	$4,595,531

COST OF REVENUES	3,047,069	3,051,541

GROSS PROFIT	390,658	1,543,990

OPERATING EXPENSES
Selling expenses	1,021,999	218,375
General and administrative expenses	1,481,255	485,037
Research and development expenses	462,062	512,597

Total operating expenses	2,965,315	1,216,009

(LOSS) INCOME FROM OPERATIONS	(2,574,658)	327,981

OTHER INCOME (EXPENSE)
Interest expense	(56,056)	(267,948)
Other expenses	(15)	-
Total other expenses	(56,070)	(267,948)

INCOME BEFORE TAXES	(2,630,729)	60,033

Income tax expense	-	-

NET (LOSS) INCOME	(2,630,729)	60,033

Other comprehensive (loss) income :
Foreign currency translation adjustment	(204,395)	69,702

Total comprehensive income	(2,835,124)	129,735

Basic and diluted （ loss ） earnings per share	(0.0276)	$0.0065

Weighted average number of shares of common stock outstanding – basic	95,464,000	20,000,000
Weighted average number of shares of common stock outstanding – diluted	95,464,000	20,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In U.S. dollars)

	Preferred Stock – Series A		Common Stock
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Additional paid in capital	Accumulated deficits	Accumulated other comprehensive loss	Total
Balance, December 31, 202 3	5,000,000	$5,000	21,380,000	$21,380	$(25,000)	$6,671,016	$(5,313,943)	$(775,841)	$582,612

Net income	-	-	-	-	-	-	60,035		60,035

Foreign currency translation adjustment								(56,144)	$(56,144)

Balance, March 31, 202 4	5,000,000	$5,000	21,380,000	$21,380	$(25,000)	$6,671,016	$(5,253,908)	$(831,985)	$586,503

	Preferred Stock – Series A		C ommon Stock
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Additional paid in capital	Accumulated deficits	Accumulated other comprehensive loss	Total

Balance, December 31, 202 4	5,000,000	$5,000	55,464,000	$55,464	$(1,375,000)	$12,559,915	$(9,693,818)	$1,047,612	$2,599,173

Net loss	-	-	-	-	-	-	(2,630,729)	-	(2,630,729)

Issuance of common stock	-	-	40,000,000	40,000	(4,800,850)	8,093,000	-	-	3,332,150

Acccured compensation expense	-	-	-	-	-	816,750		-	816,750

Foreign currency translation adjustment	-	-	-	-	-	-	-	(206,395)	(206,395)

Balance, March 31, 202 5	5,000,000	$5,000	95,464,000	$95,464	$(6,175,850)	$21,469,665	$(12,324,547)	$841,217	$3,910,949

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(In U.S. dollars)

	Three Months Ended March 31,
	202 5	202 4
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(2,630,729)	$60,035
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Allowance for doubtful accounts	-	13,891
Depreciation and amortization	247,692	134,823
Share-based compensation	816,750	-
Changes in assets and liabilities
Accounts receivable	(641,101)	82,315
Other receivables	45,729	80,056
Prepayments	(80,475)	(5,865)
Inventory	(345,338)	(198,323)
Right of use assets	86,294	7,707
Accounts payable	1,081,442	(209,356)
Accruals and other payables	1,200,076	(25,608)
Unearned revenue	-	489,485
Payroll payable	(64,435)	(29,909)
Taxes payable	(635,568)	(97,711)
Accrued interest	(4,510)	4,066
Operating leases	(86,294)	(7,707)

Net cash (used in) provided by operating activities	(1,010,467)	297,897

Cash flows from investing activities
Payments for construction	(149,042)	(270,242)
Net cash used in investing activities	(149,042)	(270,242)

Cash flows from financing activities
Proceeds from (rep ayment ) of b ank Loan	79,276	(1,197,287)
Payment of secured borrowing arrangement	-	(528,495)
Amounts (paid to) received from related party	(263,229)	1,084,000
Issuance of common shares	3,332,150	-
Net cash provided by (used in) financing activities	3,148,197	(641,782)

Effect of exchange rates on cash	(367,548)	102,847

Net change in cash and cash equivalents	1,621,140	(511,280)

Cash at beginning of period	245,164	1,105,214

Cash at end of period	$1,866,304	$593,934

Supplemental of cash flow information
Cash paid for interest	$51,473	$339,821
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO
UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 202
5
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

In October and November 2024, the Company acquired Cedar Modern Limited and Raleigh Industries Limited, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 202
5
, the Company had a working capital deficit of $
2,517,988
and net cash
used in
operating activities of $
1,010,467
for the three months ended March 31, 202
5
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

The Company typically enters into agreements with its customers where its set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $
nil
and $
1,573,969
were recognized as revenue from unearned revenue during the three months ended March 31, 202
5
and 202
4
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

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carry backs for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of March 31, 202
5
and December 31, 202
4
due to the recent enactment.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the three months ended March 31, 202
5
. The Company had no uncertain tax position for the three months ended March 31, 202
5
and March 31, 202
4
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
rates:

Balance sheet items, except for equity accounts
March 31, 202 5	RMB 7.1782 to $1	HKD 7.7787 to $1
December 31, 202 4	RMB7.0950 to $1	HKD7.8259 to $1

Income statement and cash flows items
For the three months ended March 31, 202 5	RMB 7.1723 to $1	HKD 7.7774 to $1
For the three months ended March 31, 202 4	RMB7.1028 to $1	HKD7.8199 to $1

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

There was no allowance for doubtful accounts recorded as of March 31, 202
5
and December 31, 202
4
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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company for the three months ended
March 31, 202
5
and
March 31
, 202
4.

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

	March 31,
	202 5		202 4
	(Unaudited)
Net (loss) income	$(2,630,729)		$60,035

Weighted average number of shares of common stock outstanding - basic	95,464,000	*	21,380,000	*

Add: potentially dilutive effect of shares issuable upon conversion of notes
Add: potentially dilutive effect of shares issuable upon exercise of warrants

Weighted average number of shares of common stock outstanding - diluted	95,464,000	*	21,380,000	*

Basic and diluted (loss) earnings per share	$(0.028	)*	$0.003	*

* Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 1
6
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

As of March 31, 202
5
and December 31, 202
4
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

R
ecently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07. The amendments improve reportable segment disclosure requirements. Main provisions include: (1) significant segment expenses
—
public entities are required to disclose significant segment expenses by reportable segment if they are regularly provided to the CODM and included in each reported measure of segment profit or loss; (2) other segment items
—
public entities are required to disclose other segment items by reportable segment. Such a disclosure would constitute the difference between reported segment revenues less the significant segment expenses (disclosed) less reported segment profit or loss; (3) multiple measures of a segment
’
s profit or loss
—
public entities may disclose more than one measure of segment profit or loss used by the CODM, provided that at least one of the reported measures includes the segment profit or loss measure that is most consistent with GAAP measurement principles; (4) CODM-related disclosures
—
disclosure of the CODM
’
s title and position is required on an annual basis, as well as an explanation of how the CODM uses the reported measure(s) and other disclosures; (5) entities with a single reportable segment
—
public entities must apply all of the ASU
’
s disclosure requirements, as well as all existing segment disclosure and reconciliation requirements in ASC Topic 280, Segment Reporting; (6) recasting of prior-period segment information to conform to current-period segment information
—
recasting is required if segment information regularly provided to the CODM is changed in a manner that causes the identification of significant segment expenses to change. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023. Early adoption is permitted. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. The
Company
adopted this update beginning January 1, 2024.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The ASU amends ASC 740-10-50-12 to require public business entities (
“
PBEs
”
) to disclose a reconciliation between the amount of reported income tax expense (or benefit) from continuing operations and the amount computed by multiplying the income (or loss) from continuing operations before income taxes by the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile. If PBE is not domiciled in the United States, the federal (national) income tax rate in such entity
’
s jurisdiction (country) of domicile shall normally be used in the rate reconciliation. The amendments prohibit the use of different income tax rates for subsidiaries or segments. Further, PBEs that use an income tax rate in the rate reconciliation that is other than the U.S. income tax rate must disclose the rate used and the basis for using it. The ASU also adds ASC 740-10-50-12A, which requires entities to annually disaggregate the income tax rate reconciliation between the following eight categories by both percentages and reporting currency amounts: (1) State and local income tax, net of federal (national) income tax effect; (2) Foreign tax effects; (3) Effect of changes in tax laws or rates enacted in the current period; (4) Effect of cross-border tax laws; (5) Tax credits; (6) Changes in valuation allowances; (7) Nontaxable or nondeductible items; (8) Changes in unrecognized tax benefits. PBEs must apply the ASU
’
s guidance to annual periods beginning after December 15, 2024 (2025 for calendar-year-end PBEs). Early adoption is permitted. Entities may apply the amendments prospectively or may elect retrospective application. The
Company
is currently evaluating the impact from the adoption of this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03
“
Income Statement
—
Reporting Comprehensive Income
—
Expense Disaggregation Disclosures (Subtopic 220-40)
”
. The amendments in this update intend to improve the disclosures about a public business entity
’
s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The
Company
is currently evaluating the impact from the adoption of this ASU on its consolidated financial statements.

3 .	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 202 5	December 31, 202 4
Gross accounts receivable	$3,747,662	$3,106,561

Total	$3,747,662	$3,106,561

There was no allowance for doubtful accounts recorded as of March 31, 202
5
and December 31, 202
4
.

4 .	OTHER RECEIVABLES

Other receivables consist of the following:

	March 31, 2025	December 31, 202 4

Deposit and other assets	29,255	74,984
Total	$29,255	$74,984

5 .	INVENTORY, NET

Inventories, net, consist of the following:

	March 31, 202 5	December 31, 202 4
Raw materials and components	$1,806,220	$1,517,698
Finished goods	534,729	477,913
Total	2,340,949	1,995,611

Inventories, net	$2,340,949	$1,995,611

6 .	EQUIPMENT, NET

Equipment, net consist of the following:

	March 31, 202 5	December 31, 202 4

Manufacturing equipment	$8, 456,138	$8, 315,845
Office equipment	31 7,438	31 4,748
less: Accumulated depreciation	4, 975,670	4, 736,159
Total	$3,797,906	$3,894,434

Depreciation expenses charged to the consolidated statements of operations for the periods
ended March 31, 202
5
and 202
4
were $
239,511
 and $
127,076
respectively.

7 .	LAND USE RIGHTS, NET

	March 31, 202 5	December 31, 202 4

Land use right	$1,1 05,071	$1, 087,291
Software	23,544	23,154
less: Accumulated amortization	1 40,640	1 32,459
	$987,975	$977,986

The Company has pledged its land use rights at No. 199, Newtag, Wujin District, Changzhou, Jiangsu Province, China, 213000 to Industrial and Commercial Bank of China Limited as a collateral for securing its loans.

8 .	BANK BORROWINGS

Current

Short-term loans as of March 31, 202
5
and December 31, 202
4
represents bank borrowings of $
4,778,357
and $
4,699,080
, respectively
obtained
from financial institutions in the PRC. The short-term bank borrowings were secured by land use right. The weighted average interest rate for the short-term loans for the three months ended March 31, 202
5
and 202
4
was approximately
5.72
% and 4.71%, respectively.

Bank	Loan period	Interest rate	Balance at March 31, 202 5	Balance at December 31, 202 4

Industrial and Commercial Bank of China	June 4, 2024-June 12, 2025	4.35%	$1,393,107	$1,369,994
Industrial and Commercial Bank of China	June 4, 2024-June 10, 2025	4.35%	1,393,107	1,369,994
Jiangnan Rural Commercial Bank	February 28, 2024-February 27, 2025	4.79%	1,253,796	1,232,994
Agricultural Bank of China, Changzhou Zhonglou Sub-branch	July 26, 2024-July 25, 2025	3.25%	738,347	726,097
Total			$4,778,357	$4,699,080

The loan from Bank of America is secured by the Company’s inventory.

Non-current

Bank	Loan period	Interest rate	Balance at March 31, 2024	Balance at December 31, 202 4
EIDL Loan	From June 26, 2020 to June 25, 2050	3.75%	136,947	136,947
Total			$136,947	$136,947

9 .	BALANCES WITH RELATED PARTY

1)	Related party transactions

For the three months ended March 31, 202
5
and 202
4
, the Company’s related party provided working capital to support the Company’s operations when needed. The borrowings were unsecured, due on demand, and interest free. The following table summarizes the balances with the Company’s related party.

2)	Related party balances

Accounts	Name of Related Party	Note	March 31, 202 5	December 31, 202 4

Amount due to related party	Lin Li, Chief Executive Officer and Chairman of the Board		$1,153,203	$1,416,432

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations.

1 0 .	EQUITY

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

United States of America

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of March 31, 2025 and December 31, 2024 due to the recent enactment.

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

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the three months ended March 31, 2025 and 2024. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carry back of losses is not permitted. If not utilized, the PRC net operating loss will expire in 2026.

The income tax expense was $
nil
and $nil for the three months ended March 31, 2025 and 2024, respectively, related primarily to the Company’s subsidiaries located outside of the U.S. The income before provision for income taxes for the three months ended March 31, 2025 and 2024 was as follows:

The income tax provision consists of the following components:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Current:	-	-
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	$-	$-

Deferred:	-	-
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred	$-	$-
Total income tax expense	$-	$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the United States statutory rate is as follow:

	For the three months ended March 31, 202 5		For the three months ended March 31, 202 4
(Loss) i ncome before income tax expense	$	(2,630,728)	$60,035
Computed tax benefit with statutory tax rate		29.84%	29.84%
Income tax expense computed at statutory income tax rate		(785,009)	17,914
Impact of different tax rates in other jurisdictions		711,098	(58,145)
Tax effect of non-deductible expenses		73,911	40,231
Total income tax expense		$-	$-

The effective tax rate were nil% and nil% for the three months ended March 31, 2025 and 2024, respectively.

Uncertain tax positions

The Company did not have any uncertain tax positions during the three months ended March 31, 2025 and 2024.

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

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil and $nil as of March 31, 2025 and 2024, respectively.

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

12.	CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the three months ended March 31, 2025 and 2024, the Company contributed a total of $15,005 and $15,889, respectively, to these funds.

13.	OPERATING LEASE

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

The following table provides a summary of leases by balance sheet location as of March 31, 2025 and December 31, 2024:

Assets/liabilities	March 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$1,735,972	$1,822,266

Liabilities
Operating lease liability - current	$363,230	$355,754
Operating lease liability - non-current	1,372,742	1,466,512
Total lease liabilities	$1,735,972	$1,822,266

Cash flow information related to operating leases consists of the following:

	For the three months ended March 31, 2025	For the three months Ended March 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$108,714	$8,767
Right-of-use assets obtained in exchange for new lease obligations:	-	-

The operating lease expenses for the three months ended March 31, 2025 and 2024 were as follows:

Lease Cost	Classification	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Operating lease expense	General and administrative expenses	$108,714	$8,767

Maturities of operating lease liabilities as of March 31, 2025 were as follows:

Maturity of Lease Liabilities	Operating Leases
Within one year	441,853
Within a period of more than one year but not more than two years	$433,599
Within a period of more than two year but not more than three years	431,557
Within a period of more than three year but not more than four years	444,504
Within a period of more than four years but not more than five years	187,485
More than five years	-
Total lease commitment	$1,938,998
Less: interest	(203,026)
Present value of lease payments	$1,735,972

Lease liabilities include lease and non-lease component such as management fee.

Lease Term and Discount Rate	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	4.33	4.57

Weighted-average discount rate (%)
Operating leases	5%	5%

14.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

During the three months ended March 31, 2025, two customers accounted for nearly 74% of the Company’s revenues. During the three months ended March 31, 2024, two customers accounted for nearly 81% of the Company’s revenues.  No other customer accounts for more than 10% of the Company’s revenue in the three months ended March 31, 2025 and 2024.

As of March 31, 2025, five customers accounted for 41% of the Company’s accounts receivable. As of December 31, 2024, five customers accounted for 84% of the Company’s accounts receivable. No other customer accounts for more than 10% of the Company’s accounts receivable for the three months ended March 31, 2025 and for the year ended December 31, 2024.

During the three months ended March 31, 2025, no supplier accounts for over 10% of the Company’s cost of revenues. During the three months ended March 31, 2025, five suppliers accounted for a total of 73% of the Company’s cost of revenues. No other supplier accounts for over 10% of the Company’s cost of revenues.

As of March 31, 2025, no supplier accounted for over 10% of the Company’s accounts payable. As of December 31, 2024, no supplier accounted for 10% of the Company’s accounts payable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of March 31, 2025 and December 31, 2024, substantially all of the Company’s cash were held by major financial institutions located in the PRC, Hong Kong, and the United States, which management believes are of high credit quality. Deposits in the United States up to $250,000 are insured by the Federal Depository Insurance Corporation.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

15.	CAPITAL COMMITMENTS

On July 26, 2021, the Company has contracted Changzhou Wanyuan Construction Engineering Co. to build a second phase of its factory. The amount required in the contract is $10 million. Construction is expected to take approximately one and half year, and the second phase of the factory will be approximately 250,000 square feet.

16.	STOCK SPLIT

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

On January 21, 2025, 3D PRINTING entered into an EB-5 loan agreement with 3DFLOR Chairman and controlling shareholder, Lin Li (“3DFLOR”), pursuant to which 3DFLOR agreed to provide 3D PRINTING a loan, with an initial maximum principal amount of $24,000,000 at an interest rate of 1.00% per year.

18.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31
,
2025 and up through
July 16,
2025 which is the date these consolidation financial statements were issued, except as disclosed herein, there is no material subsequent events to disclose in these consolidated financial statements.

19.	UNRESTRICTED NET ASSETS

The following presents condensed financial information of Northann Corp:

Condensed Financial Information on Financial Position

	As of March 31,	As of December 31,
	2025	2024
	(Unaudited)
Cash	-	-
Amounts due from subsidiaries	6,554,838	4,422,688
Total current assets	6,554,838	4,422,688
All other non-current assets	-	-
Interests in a subsidiary	9,939,380	9,452,997
Total Assets	16,494,218	13,875,685

Liabilities and Stockholders’ Deficit
All other current liabilities	329,795	358,626
Amounts due to subsidiaries	12,253,474	10,881,994
Total current liabilities	12,583,269	11,240,620
Non-current liabilities	-	35,892
Total Liabilities	12,583,269	11,276,512

Stockholders’ Equity (Deficit)
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 202 5 and December 31, 202 4	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 95,464,000 shares issued and outstanding as of March 31, 2025 and 55,464,000 shares issued and outstanding as of December 31, 2024	95,464	55,464
Subscription receivable	(6,175,850)	(1,375,000)
Additional Paid-in Capital	23,580,165	15,487,165
	(2,110,500)	(2,927,250)
Retained earnings (accumulated deficit)	(12,324,547)	(9,693,818)
Accumulated other comprehensive income (loss)	841,217	1,047,612
Total Stockholders’ Equity (Deficit)	3,910,949	2,599,173
Total Liabilities and Stockholders’ Deficit	16,494,218	13,875,685

* Retrospectively restated for the effect of 2-for-1
reverse
stock split. (Note 16)

Condensed Financial Information on Results of Operations

	For the three months ended March 31,	For the three months ended March 31,
	2025	2024
	(Unaudited)
Revenue	-	-
Cost or revenues	-	-
Operating expenses	708,858	372,865
Income taxes	-	-
Income (loss) – Parent only	(708,858)	(372,865)
Income (loss) – Subsidiaries with unrestricted net assets	(1,162,876)	577,523
(Loss) – Subsidiaries with restricted net assets	(686,994)	(144,623)
Net (loss) income – Consolidated	(2,630,728)	60,035

Condensed Financial Information on Cash Flows

	For the three months ended March 31,	For the three months ended March 31,
	2025	2024
	(Unaudited)
Cash (used in) provided by operating activities	(780,858)	528,867
Cash (used in) provided by investing activities
Cash (used in) provided by financing activities	780,858	(528,495)
Effect of exchange rates on cash	-	-
Net cash flows	-	372
Beginning cash balance	-	370
Ending cash balance	-	742

(i)	Basis of presentation

The condensed financial information reflects the accounts of the Company. The condensed financial information should be read in connection with the consolidated financial statements and notes thereto. The condensed financial information is presented as if the incorporation of the Company were in effect since January 1, 2020.

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

As of March 31, 2024, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison for the Three Months Ended March 31, 202
5
and 202
4

The following table sets forth key components of our results of operations for the three months ended March 31, 202
5
and 202
4
, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	202 5		202 4
	Amount	of Revenue	Amount	of Revenue
Revenues	3,437,727	100.0%	4,595,531	100.0%
Cost of revenues	3, 047,069	88.6%	3,051,541	6 6.4%
Gross profit	390,658	11.4%	1,543,990	3 3.6%
Operating expenses
Selling expenses	1,021,999	29.7%	218,375	4. 8%
General and administrative expenses	1,481,255	43.1%	485,037	10. 6%
Research and development expenses	462,062	1 3.4%	512,597	11. 2%
Finance Cost	-	-	-	-
(Loss) Income from operations	(2,574,658)	(74.9)%	327,981	7.1%
Other Income (expenses)
Interest expense	(56,056)	(1.6)%	(267,948)	(5.8)%
Other expenses	(15)	0. 0%	-	0.0%
Net (loss) i ncome before taxes	(2,630,729)	(76.5)%	60,033	1.3%
Income tax benefit (expenses)	-	0.0%	-	0.0%
Net (loss) income	(2,630,729)	(76.5)%	60,033	1.3%
Other comprehensive loss
Foreign currency translation adjustment	(204,395)	(5.9)%	69,702	1.5%
Total comprehensive income	(2,835,124)	(82.5)%	129,735	2.8%

Revenues.
Our revenues were $
3,437,727
for the three months ended March 31, 202
5
, representing a
decrease
  of $
1,157,804
or
25.2
% from $4,595,531 for the three months ended March 31, 202
4
. The
increase
was mainly due to
increase
in customer demand and our sales volume in the three months ended March 3
1
, 202
5
as compared to the same period in 202
4
.

Cost of revenues.
Our cost of revenues was $3,047,069 for the three months ended March 31, 2025, compared to $3,051,541 for the same period in 2024. Cost of revenues refers to the cost of material and labor cost; the percentage of direct material was over 90% of the total cost of revenues. We paid tariffs of $104,928 during the three months ended March 31, 2025, and $89,390 during the three months ended March 31, 2024. The decrease in tariff was mainly due to decrease in revenue.

Gross profit and gross margin.
Our gross profit was $
390,658
for the three months ended March 31, 202
5
, compared with a gross profit of $1,543,990 for the same period in 202
4
. Gross margin decreased from 33.6% for the three ended March 31, 202
4
to
11.4
% for the three months ended March 31, 202
5
due to higher purchase price of our raw material.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our selling expenses in
creased by $
803,624
to $
1,021,999
for the three months ended March 31, 202
5
, from $218,375 for the same period in 202
4
, which was mainly caused by increase of $
506,250
in
s
hare-based compensation, and other items with minor changes.

	March 31, 202 5		March 31, 202 4		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salaries and Social Insurance	129,319	12.7%	83,131	38. 1%	46,188	55.6%
Share-based compensation	506,250	49.5%	-	0.0%	506,250	0.0%
Freight insurance	43,004	4.2%	18,240	8. 4%	24,764	135.8%
Rent	150,981	14.8%	11,924	5. 5%	139,057	1166.2%
Advertising fee	154,706	15.1%	77,843	35.6%	76,863	98.7%
Travel fee	37,739	3.7%	27,237	12. 5%	10,502	38.6%

Total selling expenses	1,021,999	100.0%	218,375	100.0%	803,624	368.0%

General and administrative expenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $996,219 to $ 1,481,256 for the three months ended March 31, 2025, from $485,037 for the same period in 2024. The increase was mainly caused by the increase of service fees for legal, auditing and other professional services for $640,125
, and other items with minor changes.

	March 31, 202 5		March 31, 202 4		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and Social Insurance	118,544	8.0%	41,583	8. 6%	76,961	185.1%
Service fees	926,406	62.5%	286,281	59.0%	640,125	223.6%
Royalty fee	5, 653	0.4%	5,820	1.2%	(167)	(2.9)%
Entertainment expenses	15,424	1.0%	20,928	4.3%	(5,504)	(26.3)%
Taxation	477	0.0%	11	0.0%	466	4236.4%
Depreciation and amortization	24,584	1.7%	24,633	5. 1%	(49)	(0.2)%
Rent	52,496	3.5%	8,954	1.8%	43,542	486.3%
Travel fee	6,968	0.5%	19,689	4. 1%	(12,721)	(64.6)%
Office expenses	140,593	9.5%	35,370	7. 3%	105,223	297.5%
Other	190,111	12.8%	41,768	8.6%	148,343	355.2%
Total general and administrative expenses	1,481,256	100.0%	485,037	100.0%	996,219	205.4%

Research and development expenses.
Our research and development expenses remained relatively stable, which were $462,062 for the three months ended March 31, 2025, compared to $512,597 for the same period in 2024.

Income tax expense.
Our Income tax expense was $nil for the three months ended March 31, 202
5
and $nil
for the three months ended March 31, 202
4
.

Net
(loss) income
.
As a result of the cumulative effect of the factors described above, our net loss
was $
2,630,728
for the three months ended March 31, 202
5
and
net income was
$
60,033
for the three months ended March 31, 202
4
. The increase
in net loss
was primarily due to
de
crease in revenue
and increases in cost of sales and operating expenses

Liquidity and Capital Resources

As of March 31, 202
5
and December 31, 202
4
, we had cash of $
1,866,303
, and $
245,164
, respectively. To date, we have financed our operations primarily through our business operations, borrowings from our stockholders, related and unrelated parties, and proceeds from IPO.

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

The following table set forth a summary of its cash flows for the periods indicated:

	For the Three Months Ended
	March 31,
	202 5	202 4
Net cash (used in) provided by operating activities	$(1,010,467)	$297,897
Net cash (used in) investing activities	$(149,042)	$-
Net cash provided by (used in ) financing activities	$3,146,197	$(641,782)

Operating Activities

Net cash
used in
operating activities was $
1,010,467
for the three months ended March 31, 202
5
, as compared to $297,897 net cash provided by operating activities for the three months ended March 31, 202
4
.

The net cash
used in
operating activities for the
three months
ended
March
31, 202
5
was mainly due to our net loss of $
2,630,728
adjusted for (i) a net increase of non-cash items of $
1,064,442
which consisted primarily of share-based compensation
and
depreciation and amortization, and (ii) a net
in
crease of $
555,819
in  operating assets and liabilities. The net
in
crease in changes in operating assets and liabilities was attributable primarily to an increase of $1,081,442 in accounts payable and increase of $1,200,076 in accruals and other payables, and partially offset by an increase in accounts receivable of $641,101 and a decrease in tax payable of $635,568 from December 31, 2024 to March 31, 2025
.
The net cash used in operating activities for the
three months
ended
March
31, 202
4
mainly included our net
income
of
$60,033
, adjusted for (i) a net increase of non-cash items of $
148,714
, which consisted primarily of depreciation and amortization and allowance for bad debt, and (ii) a net increase of $
89,150
in operating assets and liabilities. The net increase in changes in operating assets and liabilities was attributable primarily to an in
crease in
unearned revenue
of $
489,485
, and partially offset by the increase in
inventory of $198,323
and decrease in account payables of
$209,356
.

Investing Activities

Net cash used in investing activities was $149,042 for the three months ended March 31, 2025, as compared to $270,242 net cash used in investing activities for the three months ended March 31, 2024. The net cash used in investing activities for the three months ended March 31, 2025 and 2024 mainly included the payments for construction.

Financing Activities

Net cash
provided by
financing activities for the three months ended March 31, 202
5
was $
3,146,197
, as compared to net cash
used in
financing activities of $641,782 for the three months ended March 31, 202
4
. T
he increase mainly came from proceeds from issuance of 40,000,000 common stock in the three months ending March 31, 2025.

Contractual Obligations

The Company’s subsidiary NDC has an operating lease primarily for its corporate office and equipment. The lease contract was within three years and the renewal was at landlord’s discretion.

Operating lease expenses were $8,767 and $8,767 for the three months ended March 31, 202
5
and 202
4
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

5

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

Northann Corp.

Date: July 18, 202 5	By:	/s/ Lin Li
	Name:	Lin Li
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 18, 202 5	By:	/s/ Sunny S. Prasad
	Name:	Sunny S. Prasad
	Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

