Form 10-Q
period 2025-06-30
Northann Corp.
filed 2025-08-19
CIK 1923780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2025

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
☐
 No
☒

On August 19, 2025, the registrant had 95,464,000 shares of common stock and 5,000,000 shares of Series A Preferred Stock outstanding.

Northann Corp.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
NORTHANN CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In U.S. dollars)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,062,038	$245,164
Accounts receivable, net	2,755,263	3,106,561
Inventory	3,519,140	1,995,611
Prepaid expense	738,442	490,948
Other receivables and other current assets	67,020	74,984
Total Current Assets	8,141,903	5,913,268
Property, plant and equipment, net	3,659,631	3,894,434
Construction in progress	2,059,807	1,258,701
Intangible assets, net	983,961	977,986
Operating lease right-of-use assets, net	1,648,594	1,822,266
Security deposits	9,030	9,030

TOTAL ASSETS	$16,502,926	$13,875,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank borrowings, current	$1,996,203	$4,699,081
Operating lease liabilities, current	370,800	355,754
Accounts and other payables and accruals	4,006,142	2,600,469
Unearned revenue	764,523	-
Tax payable	(13,034)	601,317
Due to related party	863,083	1,416,432
Total Current Liabilities	7,987,717	9,673,053

Bank borrowings, non-current	2,857,677	136,947
Operating lease liabilities, non-current	1,277,794	1,466,512

TOTAL LIABILITIES	12,123,188	11,276,512

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized 10,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	5,000	5,000
Common stock: $0.001 par value, 400,000,000 shares authorized, 95,464,000 shares issued and outstanding as of June 30, 2025 and 55,464,000 shares issued and outstanding as of December 31, 2024	95,464	55,464
Subscription receivable	(4,967,850)	(1,375,000)
Additional paid-in Capital	23,580,165	15,487,165
Accrued compensation expense	(2,110,500)	(2,927,250)
Accumulated deficit	(14,586,105)	(9,693,818)
Accumulated other comprehensive income	2,363,564	1,047,612
Total stockholders’ deficit	4,379,738	2,599,173
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,502,926	$13,875,685

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$1,706,221	$3,888,893	$5,143,948	$8,484,424
Cost of revenue	2,620,029	2,988,266	5,667,098	6,039,807
Gross Profit	(913,808)	900,627	(523,150)	2,444,617

Operating Expenses
Selling	243,479	187,062	1,539,587	405,437
General and administrative	780,428	1,461,225	1,987,574	1,946,262
Research and development	256,176	419,588	718,238	932,185
Total Operating Expenses	1,280,083	2,067,875	4,245,399	3,283,884

LOSS FROM OPERATIONS	(2,193,891)	(1,167,248)	(4,768,549)	(839,267)

Other Income (Expense)
Interest income	11	-	11	-
Interest expense	(67,678)	(77,696)	(123,734)	(345,644)
Other income	-	250,248	-	250,248
Other e xpense	-	-	(15)	-
Total other income (expense)	(67,667)	172,552	(123,738)	(95,396)

INCOME BEFORE TAXES	(2,261,558)	(994,696)	(4,892,287)	(934,663)

Income tax expense	-	(2,799)	-	(2,799)

NET LOSS	(2,261,558)	(997,495)	(4,892,287)	(937,462)

Other comprehensive income
Foreign currency translation adjustment	1,522,347	92,549	1,315,952	162,251

Total comprehensive loss	$(739,211)	$(902,147)	$(3,576,335)	$(775,211)

Basic earnings per share*	$(0.02)	$(0.04)	$(0.05)	$(0.04)
Dilutive earnings per share*	$(0.02)	$(0.04)	$(0.05)	$(0.04)

Weighted average number of common shares outstanding - basic*	95,464,000	22,912,667	95,464,000	22,142,099
Weighted average number of common shares outstanding - diluted*	95,464,000	22,912,667	95,464,000	22,142,099

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In U.S. dollars)

								Accumulated
	Preferred Stock		Common Stock			Additional		Other	Total
	Number of		Number of		Subscription	Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Receivable	Capital	Deficit	Income (Loss)	Deficit

Balance - December 31, 2023	5,000,000	$5,000	21,380,000	$21,380	$(25,000)	6,671,016	$(5,313,943)	$(775,841)	$582,612
Net income	-	-	-	-	-	-	60,035	-	60,035
Foreign currency translation adjustment	-	-	-	-	-	-	-	69,702	69,702
Balance - March 31, 2024	5,000,000	$5,000	21,380,000	$21,380	$(25,000)	6,671,016	$(5,253,908)	(706,139)	712,349
Issuance of common stock	5,000,000	5,000	2,860,000	2,860	(5,000)	1,158,736	-	-	1,161,596
Net loss	-	-	-	-	-	-	(997,495)	-	(997,495)
Accumulated other comprehensive income	-	-	-	-	-	-	-	92,549	92,549
Balance - June 30, 2024	10,000,000	$10,000	24,240,000	$24,240	$(30,000)	7,829,752	$(6,251,403)	$(613,590)	$968,999

								Accumulated
	Preferred Stock		Common Stock			Additional		Other	Total
	Number of		Number of		Subscription	Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Receivable	Capital	Deficit	Income (Loss)	Deficit

Balance - December 31, 2024	5,000,000	$5,000	55,464,000	$55,464	$(1,375,000)	12,559,915	(9,693,818)	$1,047,612	$2,599,173
Net loss	-	-	-	-	-	-	(2,630,729)	-	(2,630,729)
Issuance of common stock	-	-	40,000,000	40,000	(4,800,850)	8,093,000	-	-	3,332,150
Accrued compensation expense	-	-	-	-	-	816,750	-	-	816,750
Foreign currency translation adjustment	-	-	-	-	-	-	-	(206,395)	(206,395)
Balance - March 31, 2025	5,000,000	$5,000	95,464,000	$95,464	$(6,175,850)	21,469,665	$(12,324,547)	841,217	3,910,949
Net loss	-	-	-	-	-	-	(2,261,558)	-	(2,261,558)
Issuance of common stock	-	-	-	-	1,208,000	-	-	-	1,208,000
Accumulated other comprehensive income	-	-	-	-		-	-	1,522,347	1,522,347
Balance - June 30, 2025	5,000,000	$5,000	95,464,000	$95,464	$(4,967,850)	21,469,665	(14,586,105)	$2,363,564	$4,379,738

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(In U.S. dollars)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,892,287)	$(937,462)
Net income from discontinued operations
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	332,568	157,912
Share-based Compensation	816,750	1,161,596
Income from settlement of convertible notes	-	(250,000)
Lease expense	173,672	15,510
Tax payable write-off	(539,505)	-
Changes in operating assets and liabilities:
Accounts receivable	232,911	82,315
Inventory	(1,493,296)	(400,363)
Other receivable	9,269	71,715
Prepayments	94,929	(221,259)
Accounts payable	(177,435)	(149,066)
Accruals and other payables	1,241,030	257,378
Unearned revenue	886,337	468,550
Payroll payable	11,996	24,813
Accrued interest	(4,510)	4,066
Operating lease payment	(173,672)	(15,510)
Tax payable	(75,084)	(94,521)
Due to related party	(273,608)	-
Net Cash Provided by (Used in) Operating Activities	(3,829,935)	175,674

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(17,515)	-
(Payments for ) or transfer from construction	(767,725)	(326,829)
Net Cash Provided by (Used in) Investing Activities	(785,240)	(326,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	8,133,000	-
Stock Subscription Receivable	(3,592,850)	-
Amounts received from related parties	-	1,428,400
Repayments of b ank loan	(89,212)	(1,218,294)
Repayment of secured borrowing arrangement		(599,664)
Settlement of convertible notes	-	(500,000)
Net Cash Provided by Financing Activities	4,450,938	(889,558)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	981,112	159,585

Net change in cash and cash equivalents	816,875	(881,128)
Cash and cash equivalents, beginning of period	245,164	1,105,214
Cash and cash equivalents, end of period	$1,062,038	$224,086

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$2,799
Cash paid for interest	$128,244	$101,047

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2025
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

In October and November 2024, the Company acquired Cedar Modern Limited and Raleigh Industries Limited, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2025, the Company had a working capital deficit of $2,567,910 and net cash used in    operating activities of $3,829,935 for the six months ended June 30, 2025. The Company may not have adequate liquidity to remain solvent and settle its obligations when payment become due; these factors gave rise to substantial doubt that the Company would continue as a going concern. Management is closely monitoring its financial position, especially its working capital and cash position, as well as its gross profit margins where its positive results of operations will allow the Company to continue as going concern. The company’s foremost plan is to boost revenue and improve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

The Company typically enters into agreements with its customers where its set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $369,380 and $247,844 were recognized as revenue from unearned revenue during the six months ended June 30, 2025 and 2024.

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

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carry backs for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of June 30, 2025 and December 31, 2024 due to the recent enactment.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the six months ended June 31, 2025. The Company had no uncertain tax position for the six months ended June 30, 2025 and June 30, 2024.

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

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2025	RMB7.1636 to $1	HKD7.7787 to $1
December 31, 2024	RMB7.0950 to $1	HKD7.8259 to $1

Income statement and cash flows items
For the three months ended June 30, 2025	RMB7.2526 to $1	HKD7.7774 to $1
For the three months ended June 30, 2024	RMB7.1028 to $1	HKD7.8199 to $1

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

There was no allowance for doubtful accounts recorded as of June 30, 2025 and December 31, 2024.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company for the six months ended June 30, 2025 and June 30, 2024.

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

	June 30,
	2025		2024
	(Unaudited)
Net (loss) income	$(4,892,287)		$(937,462)

Weighted average number of shares of common stock outstanding - basic	95,464,000	*	22,142,099	*

Add: potentially dilutive effect of shares issuable upon conversion of notes
Add: potentially dilutive effect of shares issuable upon exercise of warrants

Weighted average number of shares of common stock outstanding - diluted	95,464,000	*	22,142,099	*

Basic and diluted (loss) earnings per share	$(0.05	)*	$0.04	*

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

As of June 30, 2025 and December 31, 2024, the Company had no investments in financial instruments.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07. The amendments improve reportable segment disclosure requirements. Main provisions include: (1) significant segment expenses—public entities are required to disclose significant segment expenses by reportable segment if they are regularly provided to the CODM and included in each reported measure of segment profit or loss; (2) other segment items—public entities are required to disclose other segment items by reportable segment. Such a disclosure would constitute the difference between reported segment revenues less the significant segment expenses (disclosed) less reported segment profit or loss; (3) multiple measures of a segment’s profit or loss—public entities may disclose more than one measure of segment profit or loss used by the CODM, provided that at least one of the reported measures includes the segment profit or loss measure that is most consistent with GAAP measurement principles; (4) CODM-related disclosures—disclosure of the CODM’s title and position is required on an annual basis, as well as an explanation of how the CODM uses the reported measure(s) and other disclosures; (5) entities with a single reportable segment—public entities must apply all of the ASU’s disclosure requirements, as well as all existing segment disclosure and reconciliation requirements in ASC Topic 280, Segment Reporting; (6) recasting of prior-period segment information to conform to current-period segment information—recasting is required if segment information regularly provided to the CODM is changed in a manner that causes the identification of significant segment expenses to change. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023. Early adoption is permitted. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. The Company adopted this update beginning January 1, 2024.

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

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 30, 2025	December 31, 2024
Gross accounts receivable	$2,755,263	$3,106,561

Total	$2,755,263	$3,106,561

There was no allowance for doubtful accounts recorded as of June 30, 2025 and December 31, 2024.

4.	OTHER RECEIVABLES

Other receivables consist of the following:

	June 30, 2025	December 31, 2024

Deposit and other assets	67,019	74,984
Total	$67,019	$74,984

5.	INVENTORY, NET

Inventories, net, consist of the following:

	June 30, 2025	December 31, 2024
Raw materials and components	$1,667,289	$1,517,698
Finished goods	1851,851	477,913
Total	3,519,140	1,995,611
less: Impairment	-	-
Inventories, net	$3,519,140	$1,995,611

6.	EQUIPMENT, NET

Equipment, net consist of the following:

	June 30, 2025	December 31, 2024

Manufacturing equipment	$8,484,397	$8,315,845
Office equipment	324,258	314,748
less: Accumulated depreciation	5,149,024	4,736,159
Total	$3,659,631	$3,894,434

Depreciation expenses charged to the consolidated statements of operations for the periods ended June 30, 2025 and 2024 were $317,168 and $141,479respectively.

7.	LAND USE RIGHTS, NET

	June 30, 2025	December 31, 2024

Land use right	$1,107,255	$1,087,291
Software	23,592	23,154
less: Accumulated amortization	146,886	132,459
	$983,961	$977,986

The Company has pledged its land use rights at No. 199, Newtag, Wujin District, Changzhou, Jiangsu Province, China, 213000 to Industrial and Commercial Bank of China Limited as a collateral for securing its loans.

8.	BANK BORROWINGS

Short-term
and long-term
loans as of June 30, 2025 and December 31, 2024 represents bank borrowings obtained from financial institutions in the PRC.

The short-term and long-term bank borrowings were secured by land use right. The weighted average interest rate for the bank borrowings for the six months ended June 30, 2025 and 2024 was approximately
 4.93% and 4.70%, respectively.

Current

Bank	Loan period	Interest rate	Balance at June 30, 2025	Balance at December 31, 2024

Industrial and Commercial Bank of China	June 4, 2024-June 12, 2025	4.35%	$-	$1,369,994
Industrial and Commercial Bank of China	June 4, 2024-June 10, 2025	4.35%	-	1,369,994
Jiangnan Rural Commercial Bank	February 28, 2024-July 27, 2025	4.79%	1,256,352	1,232,994
Agricultural Bank of China, Changzhou Zhonglou Sub-branch	July 26, 2024-August 23, 2025	3.25%	739,851	726,097
Total			$1,996,203	$4,699,080

Non-current

Bank	Loan period	Interest rate	Balance at June 30, 2024	Balance at December 31, 2024
Industrial and Commercial Bank of China	June 13, 2025-June 13, 2028	3.45%	$1,326,149	$-
Industrial and Commercial Bank of China	June 13, 2025-June 13, 2028	3.45	1,395,946	-
EIDL Loan	From June 26, 2020 to June 25, 2050	3.75%	135,582	136,947
Total			$2,857,677	$136,947

9.	BALANCES WITH RELATED PARTY

1)	Related party transactions

For the six months ended June 30, 2025 and 2024, the Company’s related party provided working capital to support the Company’s operations when needed. The borrowings were unsecured, due on demand, and interest free. The following table summarizes the balances with the Company’s related party.

2)	Related party balances

Accounts	Name of Related Party	Note	June 30, 2025	December 31, 2024

Amount due to related party	Lin Li, Chief Executive Officer and Chairman of the Board		$863,083	$1,416,432

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations.

10.	EQUITY

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

United States of America

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of June 31, 2025 and December 31, 2024 due to the recent enactment.

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

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the six months ended June 30, 2025 and 2024. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carry back of losses is not permitted. If not utilized, the PRC net operating loss will expire in 2026.

The income tax expense was $nil and $2,799 for the six months ended June 30, 2025 and 2024, respectively, related primarily to the Company’s subsidiaries located outside of the U.S.

Uncertain tax positions

The Company did not have any uncertain tax positions during the six months ended June 30, 2025 and 2024.

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

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil and $nil as of June 30, 2025 and 2024, respectively.

The statute of limitations for the Internal Revenue Services to assess the income tax returns on a taxpayer expires three years from the due date of the profits tax return or the date on which it was filed, whichever is later.

In accordance with the Hong Kong profits tax regulations, a tax assessment by the IRD may be initiated within six years after the relevant year of assessment, but extendable to 10 years in the case of potential wilful underpayment or evasion.

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

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the six months ended June 30, 2025 and 2024, the Company contributed a total of $31,462 and $32,594, respectively, to these funds.

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

The following table provides a summary of leases by balance sheet location as of June 30, 2025 and December 31, 2024:

Assets/liabilities	June 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$1,648,594	$1,822,266

Liabilities
Operating lease liability - current	$370,800	$355,754
Operating lease liability - non-current	1,277,794	1,466,512
Total lease liabilities	$1,648,594	$1,822,266

Cash flow information related to operating leases consists of the following:

	For the six months ended June 30, 2025	For the six months Ended June 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$217,428	$17,534
Right-of-use assets obtained in exchange for new lease obligations:	-	-

The operating lease expenses for the six months ended June 30, 2025 and 2024 were as follows:

Lease Cost	Classification	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Operating lease expense	General and administrative expenses	$217,428	$17,534

Maturities of operating lease liabilities as of June 30, 2025 were as follows:

Maturity of Lease Liabilities	Operating Leases
Within one year	221,426
Within a period of more than one year but not more than two years	$439,278
Within a period of more than two year but not more than three years	428,376
Within a period of more than three year but not more than four years	441,227
Within a period of more than four years but not more than five years	299,976
More than five years	-
Total lease commitment	$1,830,283
Less: interest	(181,689)
Present value of lease payments	$1,648,594

Lease liabilities include lease and non-lease component such as management fee.

Lease Term and Discount Rate	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	4.50	4.57

Weighted-average discount rate (%)
Operating leases	5%	5%

14.	CONCENTRATIONS AND CREDIT RISK

(a)

Concentrations

During the six months ended June 30, 2025, two customers accounted for nearly 86% of the Company’s revenues. During the six months ended June 30, 2024, two customers acco
u
nted for nearly 73% of the Company’s revenues.  No other customer accounts for more than 10% of the Company’s revenue in the six months ended June 30, 2025 and 2024.

As of June 30, 2025, five customers accounted for 91% of the Company’s accounts receivable. As of December 31, 2024, five customers accounted for 84% of the Company’s accounts receivable. No other customer accounts for more than 10% of the Company’s accounts receivable for the six months ended June 30, 2025 and for the year ended December 31, 2024.
 During the six months ended June 30, 2025, five suppliers accounted for a total of 74% of the Company’s cost of revenues. No other supplier accounts for over 10% of the Company’s cost of revenues. During the six months ended June 30, 2024, no supplier accounts for over 10% of the Company’s cost of revenues.

As of June 30, 2025, no supplier accounted for over 10% of the Company’s accounts payable. As of December 31, 2024, no supplier accounted for 10% of the Company’s accounts payable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of June 30, 2025 and December 31, 2024, substantially all of the Company’s cash were held by major financial institutions located in the PRC, Hong Kong, and the United States, which management believes are of high credit quality. Deposits in the United States up to $250,000 are insured by the Federal Depository Insurance Corporation.

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

The short-term bank loan of $1,256,352 expired on July 27, 2025 and renewed until March 28, 2026 with interest rate of 4.55% per annum.

F-18

19.

UNRESTRICTED NET ASSETS

The following presents condensed financial information of Northann Corp:

Condensed Financial Information on Financial Position

	As of June 30,	As of December 31,
	2025	2024
	(Unaudited)
Cash	500	-
Amounts due from subsidiaries	7,487,336	4,422,688
Total current assets	7,487,836	4,422,688
All other non-current assets	1,608,932	-
Interests in a subsidiary	7,406,658	9,452,997
Total Assets	16,502,926	13,875,685

Liabilities and Stockholders’ Deficit
All other current liabilities	336,946	358,626
Amounts due to subsidiaries	11,786,242	10,881,994
Total current liabilities	12,123,188	11,240,620
Non-current liabilities	-	35,892
Total Liabilities	12,123,188	11,276,512

Stockholders’ Equity (Deficit)
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 95,464,000 shares issued and outstanding as of March 31, 2025 and 55,464,000 shares issued and outstanding as of December 31, 2024	95,464	55,464
Subscription receivable	(4,967,850)	(1,375,000)
Additional Paid-in Capital	23,580,165	15,487,165
Acc r u ed compensation expense	(2,110,500)	(2,927,250)
Retained earnings (accumulated deficit)	(14,586,105)	(9,693,818)
Accumulated other comprehensive income (loss)	2,363,564	1,047,612
Total Stockholders’ Equity (Deficit)	4,379,738	2,599,173
Total Liabilities and Stockholders’ Deficit	16,502,926	13,875,685

*
Retrospectively
restated for the effect of 2-for-1 reverse stock split. (Note 16)

Condensed Financial Information
on
Results of Operations
	For the six months ended June 30,	For the six months ended June 30,
	2025	2024
	(Unaudited)
Revenue	-	-
Cost or revenues	-	-
Operating expenses	1,050,859	1,598,981
Income taxes	-	933
Income (loss) – Parent only	(1,050,859)	(1,599,915)
Income (loss) – Subsidiaries with unrestricted net assets	(3,719,877)	622,163
(Loss) – Subsidiaries with restricted net assets	(121,551)	290
Net (loss) income – Consolidated	(4,892,287)	937,462

Condensed Financial Information on Cash Flows
	For the six months ended June 30,	For the six months ended June 30,
	2025	2024
	(Unaudited)
Cash (used in) provided by operating activities	(1,050,859)	(251)
Cash (used in) provided by investing activities	-	-
Cash (used in) provided by financing activities	1,051,359	-
Effect of exchange rates on cash	-	-
Net cash flows	500	(251)
Beginning cash balance	-	370
Ending cash balance	500	119

(i)	Basis of presentation

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

As of June 30, 2025, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison for the Three Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations for the three months ended June 30, 2025 and 2024, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30,
	2025		2024
	Amount	of Revenue	Amount	of Revenue
Revenues	1,706,221	100.0%	3,888,893	100.0%
Cost of revenues	2,620,029	153.6%	2,988,266	76.8%
Gross profit	(913,808)	(53.6)%	900,627	23.2%
Operating expenses
Selling expenses	517,588	30.3%	187,062	4.8%
General and administrative expenses	506,319	29.7%	1,461,225	37.6%
Research and development expenses	256,176	15.0%	419,588	10.8%
(Loss) Income from operations	(2,193,891)	(128.6)%	(1,167,248)	(30.0)%
Other Income (expenses)
Interest income	11	-%	-	-
Interest expense	(67,678)	(4.0)%	(77,696)	(2.0)%
Other expenses	-	-	250,248	6.4%
Net (loss) income before taxes	(2,261,558)	(132.6)%	(994,696)	(25.6)%
Income tax benefit (expenses)	-	0.0%	(2,799)	(0.1)%
Net (loss) income	(2,261,558)	(132.6)%	(997,495)	(25.7)%
Other comprehensive loss
Foreign currency translation adjustment	1,522,347	89.2%	92,549	2.4%
Total comprehensive income	(739,211)	(43.4)%	(902,147)	(23.3)%

Revenues.
Our revenues were $1,706,211 for the three months ended June 30, 2025, representing a decrease of 2,182,672 or 56.1% from $3,888,893 for the three months ended June 30, 2024. The decrease was mainly due to decrease in customer demand and our sales volume in the three months ended June 30, 2025 as compared to the same period in 2024.

Cost of revenues.
Our cost of revenues was $2,620,029 for the three months ended June 30, 2025, compared to $2,988,266 for the same period in 2024. Cost of revenues refers to the cost of material and labor cost; the percentage of direct material was over 90% of the total cost of revenues. We paid tariffs of $215,933 during the three months ended June 30, 2025, and $50,057during the three months ended June 30, 2024. The increase in tariff was mainly due to the new higher US tariff against goods imported from China.

Gross profit and gross margin.
Our gross profit was -$913,808 for the three months ended June 30, 2025, compared with a gross profit of $900,627 for the same period in 2024. Gross margin decreased from 23.2% for the three months ended June 30, 2024 to -53.6% for the three months ended June 30, 2025 due to the higher purchase price of our raw material and the higher US tariff included in the purchase price.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general sales operations. Our selling expenses increased by $330,526 to $ 517,588 for the three months ended June 30, 2025, from $187,062 for the same period in 2024, which was mainly caused by an increase of $310,500 in share-based compensation, an increase in rent of 93,339 resulting from the new US warehouse, and an increase in freight of 11,089, partly offset by decreases in salaries and social insurance, advertising and travel.

	Three Months Ended June 30,
	2025		2024		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salaries and Social Insurance	31,608	6.1%	76,982	41.1%	(45,374)	-58.9%
Share-based compensation	310,500	59.9%	-	-	310,500	-
Freight	34,039	6.6%	22,950	12.3%	11,089	48.3%
Rent	109,109	21.1%	15,770	8.4%	93,339	591.9%
Advertising fee	19,516	3.8%	44,662	23.9%	(25,146)	-56.3%
Travel fee	12,816	2.5%	26,698	14.3%	(13,882)	-52.0%
Total selling expenses	517,588	100.0%	187,062	100.0%	330,526	176.7%

General and administrative expenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $954,903 to $ 506,322 for the three months ended June 30, 2025, from $1,461,225 for the same period in 2024. The decrease was mainly caused by a decrease in salary and social insurance of $1,198,513, and other items with minor changes, partly offset by an increase in service fee of $254,086.

	Three Months Ended June 30,
	2025		2024		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and Social Insurance	911	0.2%	1,199,424	82.2%	(1,198,513)	-99.9%
Service fees	377,312	74.5%	123,226	8.4%	254,086	206.2%
Royalty fee	5,986	1.2%	6,034	0.4%	(48)	-0.8%
Entertainment expenses	11,744	2.3%	12,769	0.9%	(1,025)	-8.0%
Taxation	19,836	3.9%	19,664	1.3%	172	0.9%
Depreciation and amortization	17,700	3.5%	23,959	1.6%	(6,259)	-26.1%
Rent	(33,611)	-6.6%	8,659	0.6%	(42,270)	-488.2%
Travel fee	11,891	2.3%	11,729	0.8%	162	1.4%
Office expenses	84,718	16.7%	35,242	2.4%	49,476	140.4%
Other	9,835	1.9%	20,519	1.4%	(10,684)	-52.1%
Total general and administrative expenses	506,322	100.0%	1,461,225	100.0%	(954,903)	-65.3%

Research and development expenses.
Our research and development expenses decreased to $256,176 for the three months ended June 30, 2025 from $419,588 for the same period in 2024.

Income tax expense.
Our Income tax expense was $nil for the three months ended June 30, 2025 and $2,799 for the three months ended June 30, 2024.

Net (loss) income.
As a result of the cumulative effect of the factors described above, our net loss was $2,261,558 for the three months ended June 30, 2025 and $997,495 for the three months ended June 30, 2024. The increase in net loss was primarily due to the decrease in gross profit, partly offset by the decrease in operating expenses.

Comparison for the Six Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations for the six months ended June 30, 2025 and 2024, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30,
	2025		2024
	Amount	of Revenue	Amount	of Revenue
Revenues	5,143,948	100.0%	8,484,424	100.0%
Cost of revenues	5,667,098	110.2%	6,039,807	71.2%
Gross profit	(523,150)	(10.2)%	2,444,617	28.8%
Operating expenses
Selling expenses	1,539,587	29.9%	405,437	4.8%
General and administrative expenses	1,987,574	38.6%	1,946,262	22.9%
Research and development expenses	718,238	14.0%	932,185	11.0%
(Loss) from operations	(4,768,549)	(92.7)%	(839,267)	(9.9)%
Other Income (expenses)
Interest income	11	-%	-	-
Interest expense	(123,734)	(2.4)%	(345,644)	(4.1)%
Other income	-	-%	250,248	2.9%
Other expense	(15)	-%	-	-%
Net (loss) before taxes	(4,892,287)	(95.1)%	(934,663)	(11.1)%
Income tax benefit (expenses)	-	-%	(2,799)	-%
Net (loss)	(4,892,287)	(95.1)%	(937,462)	(11.1)%
Other comprehensive loss
Foreign currency translation adjustment	1,315,952	25.6%	162,251	1.9%
Total comprehensive income	(3,576,335)	(69.5)%	(775,211)	(9.2)%

Revenues.
Our revenues were $5,143,948 for the six months ended June 30, 2025, representing a decrease of $3,340,476 or 39.4% from $8,484,424 for the six months ended June 30, 2024. The decrease was mainly due to decrease in customer demand and our sales volume in the six months ended June 30, 2025 as compared to the same period in 2024.

Cost of revenues.
Our cost of revenues was $5,667,098 for the six months ended June 30, 2025, compared to $6,039,807 for the same period in 2024. Cost of revenues refers to the cost of material and labor cost; the percentage of direct material was over 90% of the total cost of revenues. We paid tariffs of $320,921 during the six months ended June 30, 2025, and $139,447 during the six months ended June 30, 2024. The increase in tariff was mainly due to the new higher US tariff against goods imported from China..

Gross profit and gross margin.
Our gross profit was -$523,150 for the six months ended June 30, 2025, compared with a gross profit of $2,444,617 for the same period in 2024. Gross margin decreased from 28.8% for the six months ended June 30, 2024 to -10.2% for the six months ended June 30, 2025 due to higher purchase price of our raw material and the higher US tariff included in the purchase price.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with sales operations. Our selling expenses increased by $1,134,150 to $ 1,539,587 for the six months ended June 30, 2025, from $405,437 for the same period in 2024, which was mainly caused by an increase of $816,750 in share-based compensation, an increase in rent of 232,396 resulting from the new US warehouse, an increase in advertising of 51,717, and an increase in freight of 35,853, partly offset by minor decrease in travel.

	Six Months Ended June 30,
	2025		2024		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salaries and Social Insurance	160,927	10.45%	160,113	39.49%	814	0.5%
Share-based compensation	816,750	53.05%	-	0.00%	816,750	-
Freight	77,043	5.00%	41,190	10.16%	35,853	87.0%
Rent	260,090	16.89%	27,694	6.83%	232,396	839.2%
Advertising fee	174,222	11.32%	122,505	30.22%	51,717	42.2%
Travel fee	50,555	3.28%	53,935	13.30%	(3,380)	-6.3%
Total selling expenses	1,539,587	100.0%	405,437	100.0%	1,134,150	279.7%

General and administrative expenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses remained relatively stable, which was $ 1,987,578 for the six months ended June 30, 2025, compared to $1,946,262 for the same period in 2024.

	Six Months Ended June 30,
	2025		2024		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and Social Insurance	119,455	6.01%	1,241,007	63.76%	(1,121,552)	-90.4%
Service fees	1,303,718	65.59%	409,507	21.04%	894,211	218.4%
Royalty fee	11,639	0.59%	11,854	0.61%	(215)	-1.8%
Entertainment expenses	27,168	1.37%	33,697	1.73%	(6,529)	-19.4%
Taxation	20,313	1.02%	19,675	1.01%	638	3.2%
Depreciation and amortization	42,284	2.13%	48,592	2.50%	(6,308)	-13.0%
Rent	18,885	0.95%	17,613	0.90%	1,272	7.2%
Travel fee	18,859	0.95%	31,418	1.61%	(12,559)	-40.0%
Office expenses	225,311	11.34%	70,612	3.63%	154,699	219.1%
Other	199,946	10.06%	62,287	3.20%	137,659	221.0%
Total general and administrative expenses	1,987,578	100.00%	1,946,262	100.00%	41,316	2.1%

Research and development expenses.
Our research and development expenses decreased to $718,238 for the six months ended June 30, 2025 from $932,185 for the same period in 2024.

Income tax expense.
Our Income tax expense was $nil for the six months ended June 30, 2025 and $2,799 for the six months ended June 30, 2024.

Net (loss) income.
As a result of the cumulative effect of the factors described above, our net loss was $4,892,287 for the six months ended June 30, 2025 and $937,462 for the six months ended June 30, 2024. The increase in net loss was primarily due to the decrease in gross profit and increase in operating expenses, partly offset by the decrease in interest expense.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had cash of $1,062,038, and $245,164, respectively. To date, we have financed our operations primarily through our business operations, borrowings from our stockholders, related and unrelated parties, and proceeds from IPO.

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

The following table set forth a summary of its cash flows for the periods indicated:

	For the Six Months Ended
	June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(3,829,935)	$175,674
Net cash (used in) investing activities	$(785,240)	$(326,829)
Net cash provided by (used in ) financing activities	$4,450,938	$(889,558)

Operating Activities

Net cash used in operating activities was $3,829,935 for the six months ended June 30, 2025. The net cash used in operating activities for the six months ended June 30, 2025 was mainly due to our net loss of $4,892,287 adjusted for (i) a net increase of non-cash items of $783,485 which consisted primarily of share-based compensation, depreciation and amortization, and a tax payable write-off and (ii) a net increase of $278,867 in operating assets and liabilities. The net increase in changes in operating assets and liabilities was attributable primarily to an increase of $1,241,030 in accruals and other payables, an increase of $886,337 in unearned revenue, and a decrease in accounts receivable of $232,911, partially offset by an increase in inventory of $1,493,296, a decrease in due to related party of $273,608 and a decrease in accounts payable of $177,435.

The net cash provided by operating activities for the six months ended June 30, 2024 mainly included net loss of $937,462, adjusted by share-based compensation of $1,161,596, other income of $250,000 resulting from the final settlement of the convertible notes, an increased in inventory of $400,363, and increase in prepayments of $221,259, partially offset by an increase in unearned revenue of $468,550 and minor change of other accounts.

Investing Activities

Net cash used in investing activities was $785,240 for the six months ended June 30, 2025. The net cash used in investing activities for the six months ended June 30, 2025 mainly included the payments for construction in progress
.

Net cash used in investing activities was $326,829 for the six months ended June 30, 2024. The net cash used in investing activities for the six months ended June 30,2024 mainly included the payments for construction in progress.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $4,450,938. The net cash provided by financing activities mainly came from proceeds from the issuance of 40,000,000 common stock in the six months ending June 30, 2025.

Net cash used in financing activities for the six months ended June 30, 2024 was $889,558. The change was mainly due to the borrowing amounting $1,428,400 from a related party of our Company, repayment of borrowings totaling $1,817,958 and the payment of $500,000 to settle the convertible notes during the six months ended June 30, 2024.

Contractual Obligations

The Company’s subsidiary NDC has two operating leases for its corporate office and warehouse. The lease contracts were within three years and the renewal was at landlord’s discretion.

Operating lease expenses were $173,672 and $17,534 for the six months ended June 30, 2025 and 2024, respectively.

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

Northann Corp.

Date: August 19 , 2025	By:	/s/ Lin Li
	Name:	Lin Li
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19 , 2025	By:	/s/ Sunny S. Prasad
	Name:	Sunny S. Prasad
	Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

