Form 10-Q
period 2025-09-30
Northann Corp.
filed 2025-11-14
CIK 1923780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2025

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
☐
 No
☒

On November 12, 2025, the registrant had
22,724,784
shares of common stock and 1,250,000 shares of Series A Preferred Stock outstanding, post October
7
, 2025
,
1-for-8 reverse stock split.

Northann Corp.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
NORTHANN CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In U.S. dollars)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,883	$245,164
Accounts receivable, net	2,456,698	3,106,561
Inventory	3,478,390	1,995,611
Prepaid expense	526,201	490,948
Other receivables and other current assets	49,925	74,984
Tax recoverable	22,631	-
Total Current Assets	6,574,728	5,913,268

Property, plant and equipment, net	3,596,214	3,894,434
Construction in progress	2,230,705	1,258,701
Intangible assets, net	983,920	977,986
Operating lease right-of-use assets, net	1,559,121	1,822,266
Security deposits	9,030	9,030

TOTAL ASSETS	$14,953,718	$13,875,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and other payables and accruals	$5,062,684	$2,600,469
Unearned revenue	1,594,981	-
Operating lease liabilities, current	375,573	355,754
Loan payable, current	1,279,857	4,699,081
Tax payable	-	601,317
Due to related party	689,172	1,416,432
Total Current Liabilities	9,002,267	9,673,053

Operating lease liabilities, non-current	1,183,547	1,466,512
Loan payable, non-current	2,923,281	136,947

TOTAL LIABILITIES	13,109,095	11,276,512

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – Series A : $ 0.001 par value, 20,000,000 shares authorized, 10,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	5,000	5,000
Preferred stock – Undesignated : 80,000,000 authorized , $0.001 par value , No shares issued and outstanding	-	-
Common stock: $ 0.001 par value, 400,000,000 shares authorized, 179,797,995 shares issued and outstanding as of September 30, 2025 and 55,464,000 shares issued and outstanding as of December 31, 202 4	179,798	55,464
Subscription receivable	(16,395,050)	(1,375,000)
Additional paid-in Capital	41,267,415	15,487,165
Accrued compensation expense	(2,110,500)	(2,927,250)
Accumulated deficit	(23,385,418)	(9,693,818)
Accumulated other comprehensive income	2,283,378	1,047,612
Total stockholders’ deficit	1,844,623	2,599,173
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,953,718	$13,875,685

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In U.S. dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$3,545,412	$2,557,585	$8,689,360	$11,042,009
Cost of revenue	4,986,401	929,002	10,653,499	6,968,809
Gross Profit	(1,440,989)	1,628,583	(1,964,139)	4,073,200

Operating Expenses
Selling	6,362,313	159,368	7,901,900	564,805
General and administrative	662,331	575,678	2,649,905	2,521,940
Research and development	289,545	340,072	1,007,783	1,272,257
Total Operating Expenses	7,314,189	1,075,118	11,559,588	4,359,002

INCOME (LOSS) FROM OPERATIONS	(8,755,178)	553,465	(13,523,727)	(285,802)

Other Income (Expense)
Interest income	4	-	15	-
Interest expense	(45,988)	(53,476)	(169,722)	(399,120)
Other income	1,849	-	1,849	250,248
Other expense	-	(3,426)	(15)	(3,426)
Total other income (expense)	(44,135)	(56,902)	(167,873)	(152,298)

INCOME (LOSS) BEFORE TAXES	(8,799,313)	496,563	(13,691,600)	(438,100)

Income tax expense	-	2	-	(2,797)

NET INCOME (LOSS)	$(8,799,313)	$496,565	$(13,691,600)	$(440,897)

Other comprehensive income
Foreign currency translation adjustment	(80,186)	(97,305)	1,235,766	64,946

Total comprehensive income (loss)	$(8,879,499)	$399,260	$(12,455,834)	$(375,951)

Basic and dilutive earnings per share*	$(0.07)	$0.02	$(0.15)	$(0.02)

Weighted average number of common shares outstanding - basic*	122,826,901	24,275,972	91,645,170	22,861,075
Weighted average number of common shares outstanding - diluted*	122,826,901	24,275,972	91,645,170	22,861,075

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In U.S. dollars)

								Accumulated
	Preferred Stock		Common Stock			Additional		Other	Total
	Number of		Number of		Subscription	Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Receivable	Capital	Deficit	Income (Loss)	Deficit

Balance - December 31, 2023	5,000,000	$5,000	21,380,000	$21,380	$(25,000)	6,671,016	$(5,313,943)	$(775,841)	$582,612
Issuance of common stock			2,860,000	2,860		1,158,736			1,161,596
Net income	-	-	-	-	-	-	(937,462)	-	(937,462)
Foreign currency translation adjustment	-	-	-	-	-	-		162,251	62,251
Balance - June 30, 2024	5,000,000	$5,000	24,240,000	$24,240	$(25,000)	7,829,752	$(6,251,405)	$(613,590)	$968,997
Issuance of common stock	-	-	125,903	126	-	20,774	-	-	20,900
Net loss	-	-	-	-	-	-	496,565	-	496,565
Accumulated other comprehensive income	-	-	-	-	-	-	-	(97,305)	(97,305)
Balance - September 30, 2024	5,000,000	$5,000	24,365,903	$24,366	$(25,000)	7,850,526	$(5,754,840)	$(710,895)	$1,389,157

								Accumulated
	Preferred Stock		Common Stock			Additional		Other	Total
	Number of		Number of		Subscription	Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Receivable	Capital	Deficit	Income (Loss)	Deficit

Balance - December 31, 2024	5,000,000	$5,000	55,464,000	$55,464	$(1,375,000)	12,559,915	(9,693,818)	$1,047,612	$2,599,173
Net loss	-	-	-	-	-	-	(4,892,287)	-	(4,892,287)
Issuance of common stock		-	40,000,000	40,000	(3,592,850)	8,093,000	-	-	4,540,150
Accrued compensation expense	-	-	-	-	-	816,750	-	-	816,750
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,315,952	1,315,952
Balance - June 30, 2025	5,000,000	$5,000	95,464,400	$95,464	$(4,967,850)	21,469,665	$(14,586,105)	$2,363,564	$4,379,738
Net loss	-	-	-	-	-	-	(8,799,313)	-	(8,799,313)
Issuance of common stock	-	-	80,000,000	80,000	(11,427,200)	11,347,200	-	-	-
Issuance of common stock for services	-	-	4,333,595	4,334	-	6,340,050	-	-	6,344,384
Accumulated other comprehensive income	-	-	-	-	-			(80,186)	(80,186)
Balance - September 30, 2025	5,000,000	$5,000	179,797,995	$179,798	$(16,395,050)	39,156,915	$(23,385,418)	$2,283,378	$1,844,623

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(In U.S. dollars)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,691,600)	$(440,897)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	497,765	504,943
Share-based Compensation	7,161,133	1,182,496
Income from settlement of convertible notes	-	(250,000)
Lease expense	327,142	59,617
Tax payable write-off	(539,505)	-
Changes in operating assets and liabilities:
Accounts receivable	532,635	674,820
Inventory	(1,442,530)	(1,162,252)
Other receivable	26,580	54,408
Prepayments	309,187	185,792
Accounts payable	21,534	(209,448)
Accruals and other payables	2,095,805	21,485
Unearned revenue	1,716,794	(186,225)
Accrued interest	(4,510)	4,066
Operating lease payment	(327,142)	(59,617)
Tax payable	(84,804)	(33,786)
Due to related party	(444,008)	-
Net Cash Provided by (Used in) Operating Activities	(3,845,524)	345,402

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(91,609)	-
Payments for construction	(926,962)	(348,795)
Net Cash (Used in) Investing Activities	(1,018,571)	(348,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	19,560,200	-
Stock Subscription Receivable	(15,020,050)	-
Amounts received from related parties	-	430,729
Proceeds from loan payable, non-current	2,765,888	-
Proceeds from bank borrowings	-	756,343
Repayments of loan payable, current	(3,528,279)	(1,163,768)
Repayment of secured borrowing arrangement	-	(599,664)
Settlement of convertible notes	-	(500,000)
Net Cash Provided by (Used in) Financing Activities	3,777,759	(1,076,360)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	882,055	62,280

Net change in cash and cash equivalents	(204,281)	(1,017,473)
Cash and cash equivalents, beginning of period	245,164	1,105,214
Cash and cash equivalents, end of period	$40,883	$87,741

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$145,325
Cash paid for interest	$174,233	$40,373

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
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

In October and November 2024, the Company acquired Cedar Modern Limited and Raleigh Industries Limited, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2025, the Company had a working capital deficit of $2,427,539 and net cash used in operating activities of $3,845,524 for the nine months ended September 30, 2025. The Company may not have adequate liquidity to remain solvent and settle its obligations when payment become due; these factors gave rise to substantial doubt that the Company would continue as a going concern. Management is closely monitoring its financial position, especially its working capital and cash position, as well as its gross profit margins where its positive results of operations will allow the Company to continue as going concern. The company’s foremost plan is to boost revenue and improve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

The Company typically enters into agreements with its customers where it’s set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $1,594,981 and $nil were recognized as unearned revenue as of September 30, 2025 and December 31, 2024.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the nine months ended September 30, 2025. The Company had no uncertain tax position for the nine months ended September 30, 2025 and 2024.

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

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2025	RMB7.1190 to $1	HKD7.8 to $1
December 31, 2024	RMB7.0950 to $1	HKD7.8259 to $1

Income statement and cash flows items
For the nine months ended September 30, 2025	RMB7.2201 to $1	HKD7.8 to $1
For the nine months ended September 30, 2024	RMB7.1107 to $1	HKD7.8088 to $1

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

There was no allowance for doubtful accounts recorded as of September 30, 2025 and December 31, 2024.

Long-Lived Assets

Long-lived assets consist primarily of equipment and intangible assets.

Equipment

Equipment is recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives (years)
Office and computer equipment	3-5
Manufacturing equipment	10-20
Automobile	5

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company for the nine months ended September 30, 2025 and 2024.

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

	September 30,
	2025		2024
	(Unaudited)
Net (loss)	$(13,691,600)		$(440,897)

Weighted average number of shares of common stock outstanding - basic	91,645,170	*	22,861,075	*

Weighted average number of shares of common stock outstanding - diluted	91,645,170	*	22,861,075	*

Basic and diluted (loss) earnings per share	$(0.15	) *	$(0.02	) *

* Retrospectively restated for the effect of 1-for-2 reverse stock split. (Note 16)

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

As of September 30, 2025 and December 31, 2024, the Company had no investments in financial instruments.

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

In December 2023, the FASB issued ASU 2023-09, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The ASU amends ASC 740-10-50-12 to require public business entities (“PBEs”) to disclose a reconciliation between the amount of reported income tax expense (or benefit) from continuing operations and the amount computed by multiplying the income (or loss) from continuing operations before income taxes by the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile. If PBE is not domiciled in the United States, the federal (national) income tax rate in such entity’s jurisdiction (country) of domicile shall normally be used in the rate reconciliation. The amendments prohibit the use of different income tax rates for subsidiaries or segments. Further, PBEs that use an income tax rate in the rate reconciliation that is other than the U.S. income tax rate must disclose the rate used and the basis for using it. The ASU also adds ASC 740-10-50-12A, which requires entities to annually disaggregate the income tax rate reconciliation between the following eight categories by both percentages and reporting currency amounts: (1) State and local income tax, net of federal (national) income tax effect; (2) Foreign tax effects; (3) Effect of changes in tax laws or rates enacted in the current period; (4) Effect of cross-border tax laws; (5) Tax credits; (6) Changes in valuation allowances; (7) Nontaxable or nondeductible items; (8) Changes in unrecognized tax benefits. PBEs must apply the ASU’s guidance to annual periods beginning after December 15, 2024 (2025 for calendar-year-end PBEs). Early adoption is permitted. Entities may apply the amendments prospectively or may elect retrospective application. The Company adopted this update beginning January 1, 2025.

Recently issued accounting pronouncements not yet adopted

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

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	September 30, 2025	December 31, 2024
Gross accounts receivable	$2,456,698	$3,106,561

Total	$2,456,698	$3,106,561

There was no allowance for doubtful accounts recorded as of September 30, 2025 and December 31, 2024.

4.	OTHER RECEIVABLES

Other receivables consist of the following:

	September 30, 2025	December 31, 2024

Deposit and other assets	$49,925	$74,984
Total	$49,925	$74,984

5.	INVENTORY, NET

Inventories, net, consist of the following:

	September 30, 2025	December 31, 2024
Raw materials and components	$1,685,455	$1,517,698
Finished goods	1,792,935	477,913
Total	3,478,390	1,995,611
less: Impairment	-	-
Inventories, net	$3,478,390	$1,995,611

6.	EQUIPMENT, NET

Equipment, net consist of the following:

	September 30, 2025	December 31, 2024

Manufacturing equipment	$8,537,482	$8,315,845
Office equipment	399,370	314,748
less: Accumulated depreciation	5,340,638	4,736,159
Total	$3,596,214	$3,894,434

Depreciation expenses charged to the consolidated statements of operations for the periods ended September 30, 2025 and 2024 were $474,709 and $499,107, respectively.

7.	INTANGIBLE ASSETS , NET

	September 30, 2025	December 31, 2024

Land use right	$1,113,983	$1,087,291
Software	23,740	23,154
less: Accumulated amortization	153,803	132,459
	$983,920	$977,986

The Company has pledged its land use rights at No. 199, Newtag, Wujin District, Changzhou, Jiangsu Province, China, 213000 to Industrial and Commercial Bank of China Limited as a collateral for securing its loans.

8.	LOAN PAYABLE

Short-term and long-term loans as of September 30, 2025 and December 31, 2024 represents mainly bank borrowings obtained from financial institutions in the PRC.

The short-term and long-term bank borrowings were secured by land use right. The weighted average interest rate for the bank borrowings for the nine months ended September 30, 2025 and 2024 was approximately 3.48% and 6.22%, respectively.

Current

Bank	Loan period	Interest rate	Balance at September 30, 2025	Balance at December 31, 2024

Industrial and Commercial Bank of China	June 4, 2024-June 12, 2025	4.35%	$-	$1,369,994
Industrial and Commercial Bank of China	June 4, 2024-June 10, 2025	4.35%	-	1,369,994
Jiangnan Rural Commercial Bank	July 28, 2025-March 28, 2026	4.55%	1,264,223	1,232,994
Agricultural Bank of China, Changzhou Zhonglou Sub-branch	July 26, 2024-August 23, 2025	3.25%	-	726,097
Auto Loan, current	From June 16, 2025 to June 30, 2030	1.99%	15,634	-
Total			$1,279,857	$4,699,080

Non-current

Bank	Loan period	Interest rate	Balance at September 30, 2024	Balance at December 31, 2024
Industrial and Commercial Bank of China	June 13, 2025-June 13, 2028	3.45%	$1,334,457	$-
Industrial and Commercial Bank of China	June 13, 2025-June 13, 2028	3.45%	1,404,692	-
EIDL Loan	From June 26, 2020 to June 25, 2050	3.75%	134,672	136,947
Auto Loan, non-current	From June 16, 2025 to June 30, 2030	1.99%	49,460	-
Total			$2,923,281	$136,947
F-13

9.	BALANCES WITH RELATED PARTY

1)	Related party transactions

For the nine months ended September 30, 2025 and 2024, the Company’s related party provided working capital to support the Company’s operations when needed. The borrowings were unsecured, due on demand, and interest free. The following table summarizes the balances with the Company’s related party.

2)	Related party balances

Accounts	Name of Related Party	Note	September 30, 2025	December 31, 2024

Amount due to related party	Lin Li, Chief Executive Officer and Chairman of the Board		$689,172	$1,416,432

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations.

10.	EQUITY

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

United States of America

The Company is subject to taxation in the United States (USA) at the tax rate of 21%.

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

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday and were subject to income tax at a rate of 25% for the nine months ended September 30, 2025 and 2024. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carry back of losses is not permitted. If not utilized, the PRC net operating loss will expire in 2026.

The income tax expense was $nil and $2,797 for the nine months ended September 30, 2025 and 2024, respectively, related primarily to the Company’s subsidiaries located outside of the U.S.

Uncertain tax positions

The Company did not have any uncertain tax positions during the nine months ended September 30, 2025 and 2024.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil and $nil as of September 30, 2025 and 2024, respectively.

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

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the nine months ended September 30, 2025 and 2024, the Company contributed a total of $49,607 and $48,120, respectively, to these funds.

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

The following table provides a summary of leases by balance sheet location as of September 30, 2025 and December 31, 2024:

Assets/liabilities	September 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$1,559,121	$1,822,266

Liabilities
Operating lease liability - current	$375,573	$355,754
Operating lease liability - non-current	1,183,547	1,466,512
Total lease liabilities	$1,559,120	$1,822,266

Cash flow information related to operating leases consists of the following:

	For the nine months ended September 30, 2025	For the nine months Ended September 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$327,142	$59,617
Right-of-use assets obtained in exchange for new lease obligations:	-	1,876,838

The operating lease expenses for the
nine
months ended September 30, 2025 and 2024 were as follows:

Lease Cost	Classification	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Operating lease expense	General and administrative expenses	$327,142	$59,617

Maturities of operating lease liabilities as of September 30, 2025 were as follows:

Maturity of Lease Liabilities	Operating Leases
Within one year	$111,713
Within a period of more than one year but not more than two years	439,278
Within a period of more than two year but not more than three years	428,376
Within a period of more than three year but not more than four years	441,227
Within a period of more than four years but not more than five years	299,976
More than five years	-
Total lease commitment	$1,720,570
Less: interest	(161,449)
Present value of lease payments	$1,559,121

Lease liabilities include lease and non-lease component such as management fee.

Lease Term and Discount Rate	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	3.86	4.57

Weighted-average discount rate (%)
Operating leases	5%	5%

14.	CONCENTRATIONS AND CREDIT RISK

(a)

Concentrations

During the nine months ended September 30, 2025, one customers accounted for nearly 82% of the Company’s revenues. During the nine months ended September 30, 2024, two customers accounted for nearly 66% of the Company’s revenues.  No other customer accounts for more than 10% of the Company’s revenue in the nine months ended September 30, 2025 and 2024.

As of September 30, 2025, three customers accounted for 87% of the Company’s accounts receivable. As of December 31, 2024, five customers accounted for 84% of the Company’s accounts receivable. No other customer accounts for more than
10
% of the Company’s accounts receivable as of September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2025, two suppliers accounted for a total of 33% of the Company’s cost of revenues. No other supplier accounts for over 10% of the Company’s cost of revenues. During the nine months ended September 30, 2024, no supplier accounts for over 10% of the Company’s cost of revenues.

As of September 30, 2025, three suppliers accounted for a total of 45% of the Company’s accounts payable. As of December 31, 2024, no supplier accounted for over 10% of the Company’s accounts payable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of September 30, 2025 and December 31, 2024, substantially all of the Company’s cash were held by major financial institutions located in the PRC, Hong Kong, and the United States, which management believes are of high credit quality. Deposits in the United States up to $250,000 are insured by the Federal Depository Insurance Corporation.

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

Effective on July 6, 2023, the Company implemented a
1-for-2
 reverse stock split of the issued and outstanding shares. Under the reverse split, every two shares of outstanding shares issued and outstanding were automatically converted into one share of ordinary share, with a par value of US$ 0.001 each. Except as otherwise indicated, all information in the consolidated financial statements concerning share and per share data gives retroactive effect to the
1-for-2
reverse stock split. The total number of outstanding common shares immediately before the reverse split was 40,000,000 and immediately after the reverse split was 20,000,000. The total number of outstanding preferred shares immediately before the reverse split was 10,000,000 and immediately after the reverse split was 5,000,000.

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

On October 7, 2025, the Company effected a 1-for-8 reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share (the “Common Stock”) and series A preferred stock, par value $0.001 per share (the “Preferred Stock”). As a result of the Reverse Stock Split, every eight (8) shares of the Company’s issued and outstanding Common Stock have been converted into one (1) share of issued and outstanding Common Stock and every eight (8) shares of the Company’s issued and outstanding Preferred Stock have been converted into one (1) share of Preferred Stock.

19.	UNRESTRICTED NET ASSETS

The following presents condensed financial information of Northann Corp:

Condensed Financial Information on Financial Position

	As of September 30,	As of December 31,
	2025	2024
	(Unaudited)
Cash	$500	$-
Amounts due from subsidiaries	7,350,026	4,422,688
Total current assets	7,350,526	4,422,688
All other non-current assets	1,527,764	-
Interests in a subsidiary	6,075,928	9,452,997
Total Assets	14,953,718	13,875,685

Liabilities and Stockholders’ Deficit
All other current liabilities	$344,216	$358,626
Amounts due to subsidiaries	12,764,879	10,881,994
Total current liabilities	13,109,095	11,240,620
Non-current liabilities	-	35,892
Total Liabilities	13,109,095	11,276,512

Stockholders’ Equity (Deficit)
Preferred stock – Series A, $0.001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	5,000	5,000
Common stock, $0.001 par value, 400,000,000 shares authorized, 179,797,995 shares issued and outstanding as of September 30, 2025 and 55,464,000 shares issued and outstanding as of December 31, 2024	179,798	55,464
Subscription receivable	(16,395,050)	(1,375,000)
Additional Paid-in Capital	41,267,415	15,487,165
Accrued compensation expense	(2,110,500)	(2,927,250)
Retained earnings (accumulated deficit)	(23,385,418)	(9,693,818)
Accumulated other comprehensive income (loss)	2,283,378	1,047,612
Total Stockholders’ Equity (Deficit)	1,844,623	2,599,173
Total Liabilities and Stockholders’ Deficit	$14,953,718	$13,875,685

* Retrospectively restated for the effect of 1-for-2 reverse stock split. (Note 16)

 Condensed Financial Information on Results of Operations

	For the nine months ended September 30,	For the nine months ended September 30,
	2025	2024
	(Unaudited)
Revenue	$-	$-
Cost or revenues	-	-
Operating expenses	7,532,552	1,709,858
Income taxes	-	933
Income (loss) – Parent only	(7,532,552)	(1,710,791)
Income (loss) – Subsidiaries with unrestricted net assets	(5,984,117)	1,470,873
(Loss) – Subsidiaries with restricted net assets	(174,930)	(200,978)
Net (loss) income – Consolidated	$(13,691,600)	$(440,897)

Condensed Financial Information on Cash Flows

	For the nine months ended September 30,	For the nine months ended September 30,
	2025	2024
	(Unaudited)
Cash (used in) provided by operating activities	$(7,532,552)	$217
Cash (used in) provided by investing activities	-	-
Cash (used in) provided by financing activities	7,533,052	-
Effect of exchange rates on cash	-	-
Net cash flows	500	217
Beginning cash balance	-	370
Ending cash balance	$500	$587

(i)	Basis of presentation

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

As of September 30, 2025, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

Comparison for the Three Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations for the three months ended September 30, 2025 and 2024, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2025		2024
	Amount	of Revenue	Amount	of Revenue
Revenues	$3,545,412	100.0%	$2,557,585	100.0%
Cost of revenues	4,986,401	140.6%	929,002	36.3%
Gross profit	(1,440,989)	(40.6)%	1,628,583	63.7%
Operating expenses
Selling expenses	6,362,313	179.5%	159,368	6.2%
General and administrative expenses	662,331	18.7%	575,678	22.5%
Research and development expenses	289,545	8.2%	340,072	13.3%
(Loss) Income from operations	(8,755,178)	(246.9)%	553,465	21.6%
Other Income (expenses)
Interest income	4	-%	-	-
Interest expense	(45,988)	(1..3)%	(53,476)	(2.1)%
Other income	1,849	0.1%	-	-
Other expenses	-	-	(3,426)	(0.1)%
Net (loss) income before taxes	(8,799,313)	(248.2)%	496,563	19.4%
Income tax benefit (expenses)	-	-%	2	-%
Net (loss) income	(8,799,313)	(248.2)%	496,565	19.4%
Other comprehensive loss
Foreign currency translation adjustment	(80,186)	(2.3)%	(97,305)	(3.8)%
Total comprehensive income	$(8,879,499)	(250.5)%	$399,260	15.6%

Revenues.
Our revenues were $3,545,412 for the three months ended September 30, 2025, representing an increase of 987,827 or 38.6% from $2,557,585 for the three months ended September 30, 2024. The increase was mainly due to increase in customer demand and our sales volume in the three months ended September 30, 2025 as compared to the same period in 2024.

Cost of revenues.
Our cost of revenues was $4,986,401 for the three months ended September 30, 2025, compared to $929,002 for the same period in 2024. Cost of revenues refers to the cost of material and labor cost; the percentage of direct material was over 90% of the total cost of revenues. We paid tariffs of $251,728 during the three months ended September 30, 2025, and $57,613 during the three months ended September 30, 2024. The increase in tariff was mainly due to the new higher US tariff against goods imported from China.

Gross profit and gross margin.
Our gross profit was -$1,440,989 for the three months ended September 30, 2025, compared with a gross profit of $1,628,583 for the same period in 2024. Gross margin decreased from 63.7% for the three months ended September 30, 2024 to -40.6% for the three months ended September 30, 2025 due to the higher purchase price of our raw material and the higher US tariff included in the purchase price.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general sales operations. Our selling expenses increased by $6,202,945 to $ 6,362,313 for the three months ended September 30, 2025, from $159,368 for the same period in 2024, which was mainly caused by an increase of $5,929,200 in share-based compensation, an increase in rent of $137,195 resulting from the new US warehouse, an increase in salaries and social insurance of $89,858, an increase in advertising of $27,316, and an increase in freight of $17,349.

2

	Three Months Ended September 30,
	2025		2024		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salaries and social insurance	$170,148	2.7%	$80,290	50.4%	$89,858	111.9%
Share-based compensation	5,929,200	93.2%	-	-	5,929,200	-
Freight	33,024	0.5%	15,675	9.8%	17,349	110.7%
Rent	149,611	2.4%	12,416	7.8%	137,195	1105.0%
Advertising fee	58,495	0.9%	31,179	19.6%	27,316	87.6%
Travel fee	21,835	0.3%	19,245	12.1%	2,590	13.5%
Others	-	-%	563	0.3%	(563)	-100.0%
Total selling expenses	$6,362,313	100.0%	$159,368	100.0%	$6,202,945	3892.2%

General and administrative expenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $86,649 to $662,331 for the three months ended September 30, 2025, from $575,678 for the same period in 2024. The increase was mainly caused by an increase in share-based compensation to directors of $415,183, and other items with minor changes, partly offset by a decrease in service fees of $320,496.

	Three Months Ended September 30,
	2025		2024		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and Social Insurance	$38,074	5.7%	$8,202	1.4%	$29,872	364.2%
Share-Based Compensation-D&O	415,183	62.7%	-	-	415,183	-
Service fees	51,450	7.8%	371,946	64.6%	(320,496)	-86.2%
Royalty fee	8,109	1.2%	6,284	1.1%	1,825	29.0%
Entertainment expenses	12,565	1.9%	10,534	1.8%	2,031	19.3%
Taxation	22,603	3.4%	21,712	3.8%	891	4.1%
Depreciation and amortization	22,779	3.4%	23,597	4.1%	(818)	-3.5%
Bad debt	-	-	-	-	-	-
Rent	11,490	1.7%	9,420	1.6%	2,070	22.0%
Travel fee	12,138	1.8%	4,482	0.8%	7,656	170.8%
Office expenses	55,637	8.4%	62,672	10.9%	(7,035)	-11.2%
Other	12,303	2.0%	56,829	9.9%	(44,526)	-78.4%
Total general and administrative expenses	$662,331	100.0%	$575,678	100.0%	$86,653	15.1%

Research and development expenses.
Our research and development expenses decreased to $289,545 for the three months ended September 30, 2025 from $340,072 for the same period in 2024.

Net (loss) income.
As a result of the cumulative effect of the factors described above, our net loss was $8,799,313 for the three months ended September 30, 2025, compared to the net income of $496,565 for the three months ended September 30, 2024. The decrease in net income was primarily due to the decrease in gross profit and increase in operating expenses.

3

Comparison for the Nine Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations for the nine months ended September 30, 2025 and 2024, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30,
	2025		2024
	Amount	of Revenue	Amount	of Revenue
Revenues	$8,689,360	100.0%	$11,042,009	100.0%
Cost of revenues	10,653,499	122.6%	6,968,809	63.1%
Gross profit	(1,964,139)	(22.6)%	4,073,200	36.9%
Operating expenses
Selling expenses	7,901,900	90.9%	564,805	5.1%
General and administrative expenses	2,649,905	30.5%	2,521,940	22.8%
Research and development expenses	1,007,783	11.6%	1,272,257	11.5%
(Loss) from operations	(13,523,727)	(155.6)%	(285,802)	(2.6)%
Other Income (expenses)
Interest income	15	-%	-	-
Interest expense	(169,722)	(2.0)%	(399,120)	(3.6)%
Other income	1,834	-%	250,248	2.3%
Net (loss) before taxes	(13,691,600)	(157.6)%	(438,100)	(4.0)%
Income tax benefit (expenses)	-	-%	(2,797)	-%
Net (loss)	(13,691,600)	(157.6)%	(440,897)	(4.0)%
Other comprehensive loss
Foreign currency translation adjustment	1,235,766	14.2%	64,946	0.6%
Total comprehensive income	$(12,455,834)	(143.3)%	$(375,951)	(3.4)%

Revenues.
Our revenues were $8,689,360 for the nine months ended September 30, 2025, representing a decrease of $2,352,649 or 21.3% from $11,042,009 for the nine months ended September 30, 2024. The decrease was mainly due to decrease in customer demand and our sales volume in the nine months ended September 30, 2025 as compared to the same period in 2024 as a result of the new US tariff.

Cost of revenues.
Our cost of revenues was $10,653,499 for the nine months ended September 30, 2025, compared to $6,968,809 for the same period in 2024. Cost of revenues refers to the cost of material and labor cost; the percentage of direct material was over 90% of the total cost of revenues. We paid tariffs of $572,649 during the nine months ended September 30, 2025, and $197,060 during the nine months ended September 30, 2024. The increase in tariff was mainly due to the new higher US tariff against goods imported from China..

Gross profit and gross margin.
Our gross profit was -$1,964,139 for the nine months ended September 30, 2025, compared with a gross profit of $4,073,200 for the same period in 2024. Gross margin decreased from 36.9% for the nine months ended September 30, 2024 to -22.6% for the nine months ended September 30, 2025 due to higher purchase price of our raw material and the higher US tariff included in the purchase price.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with sales operations. Our selling expenses increased by $7,337,095 to $ 7,901,900 for the nine months ended September 30, 2025, from $564,805 for the same period in 2024, which was mainly caused by an increase of $6,745,950 in share-based compensation, an increase in rent of $369,591 resulting from the new US warehouse, an increase in salaries and social insurance of $90,672, an increase in advertising of $79,033, and an increase in freight of $53,202, partly offset by minor decrease in travel.

	Nine Months Ended September 30,
	2025		2024		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salaries and social insurance	$331,075	4.2%	$240,403	42.6%	$90,672	37.7%
Share-based compensation	6,745,950	85.4%	-	-	6,745,950	-
Freight	110,067	1.4%	56,865	10.1%	53,202	93.6%
Rent	409,701	5.2%	40,110	7.1%	369,591	921.4%
Advertising fee	232,717	2.9%	153,684	27.2%	79,033	51.4%
Travel fee	72,390	0.9%	73,180	13.0%	(790)	-1.1%
Others	-	-%	563	-%	(563)	-100.0%
Total selling expenses	$7,901,900	100.0%	$564,805	100.0%	$7,337,095	1299.0%

4

General and administrative expenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations.
Our general and administrative expenses increased by $127,965 to $2,649,905 for the nine months ended September 30, 2025, from $2,521,940 for the same period in 2024. The increase was mainly caused by an increase in service fees of $573,715, an increase in share-based compensation to directors of $415,183, an increase in office expenses of $147,664, and other items with minor changes, partly offset by a decrease in salary and social insurance of $1,091,680.

	Nine Months Ended September 30,
	2025		2024		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and social insurance	$157,529	5.9%	$1,249,209	49.5%	$(1,091,680)	-87.4%
Share-Based Compensation-D&O	415,183	15.7%	-	-	415,183	-
Service fees	1,355,168	51.1%	781,453	31.0%	573,715	73.4%
Royalty fee	19,748	0.8%	18,138	0.7%	1,610	8.9%
Entertainment expenses	39,733	1.5%	44,231	1.8%	(4,498)	-10.2%
Taxation	42,916	1.6%	41,387	1.6%	1,529	3.7%
Depreciation and amortization	65,063	2.5%	72,189	2.9%	(7,126)	-9.9%
Rent	30,375	1.1%	27,033	1.1%	3,342	12.4%
Travel fee	30,997	1.2%	35,900	1.4%	(4,903)	-13.7%
Office expenses	280,948	10.6%	133,284	5.3%	147,664	110.8%
Other	212,245	8.0%	119,116	4.7%	93,129	78.2%
Total general and administrative expenses	$2,649,905	100.00%	$2,521,940	100.00%	$127,965	5.1%

Research and development expenses.
Our research and development expenses decreased to $1,007,783 for the nine months ended September 30, 2025 from $1,272,257 for the same period in 2024.

Net (loss) income.
As a result of the cumulative effect of the factors described above, our net loss was $13,691,600 for the nine months ended September 30, 2025 and $440,897 for the nine months ended September 30, 2024. The increase in net loss was primarily due to the decrease in gross profit and increase in operating expenses.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had cash of $40,883, and $245,164, respectively. To date, we have financed our operations primarily through our business operations, borrowings from our stockholders, related and unrelated parties, and proceeds from IPO.

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

5

The following table set forth a summary of its cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,
	2025		2024
Net cash (used in) provided by operating activities	$(3,845,524,	)	$345,402
Net cash (used in) investing activities	$(1,018,571)		$(348,795)
Net cash provided by (used in ) financing activities	$3,777,759		$(1,076,360)

Operating Activities

Net cash used in operating activities was $3,845,524 for the nine months ended September 30, 2025. The net cash used in operating activities for the nine months ended September 30, 2025 was mainly due to our net loss of $13,691,600 adjusted for (i) a net increase of non-cash items of $7,446,535 which consisted primarily of share-based compensation, depreciation and amortization, and a tax payable write-off and (ii) a net increase of $2,726,683 in operating assets and liabilities. The net increase in changes in operating assets and liabilities was attributable primarily to an increase of $2,095,805 in accruals and other payables, an increase of $1,716,794 in unearned revenue, a decrease in accounts receivable of $532,635, and a decrease in prepayments of $309,187, partially offset by an increase in inventory of $1,442,530, and a decrease in due to related party of $444,008.

The net cash provided by operating activities for the nine months ended September 30, 2024 mainly included net loss of $440,897, adjusted by share-based compensation of $1,182,496, other income of $250,000 resulting from the final settlement of the convertible notes, and a net decrease of $710,757 in operating assets and liabilities. The net decrease in changes in operating assets and liabilities was attributable primarily to an increased in inventory of $1,162,252, a decrease in accounts payable of $209,448, and a decrease in unearned revenue of $186,225, partially offset by a decrease in accounts receivable of $674,820, a decrease in prepayments of $185,792, and minor change of other accounts.

Investing Activities

Net cash used in investing activities was $1,018,571 for the nine months ended September 30, 2025. The net cash used in investing activities for the nine months ended September 30, 2025 mainly included the payments for construction in progress and purchasing equipment
.

Net cash used in investing activities was $348,795 for the nine months ended September 30, 2024. The net cash used in investing activities for the nine months ended September 30, 2024 mainly included the payments for construction in progress.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $3,777,759. The net cash provided by financing activities mainly came from the partial proceeds from the issuance of 120,000,000 common stock in the nine months ending September 30, 2025.

Net cash used in financing activities for the nine months ended September 30, 2024 was $1,076,360. The change was mainly due to the repayment of borrowings totaling $1,763,432 and the payment of $500,000 to settle the convertible notes, partially offset by proceeds from borrowings of $430,729 from a related party and $756,343 from banks.

Contractual Obligations

The Company’s subsidiary NDC has two operating leases for its corporate office and warehouse. The lease contracts were within three years and the renewal was at landlord’s discretion.

Operating lease expenses were $327,142 and $59,617 for the nine months ended September 30, 2025 and 2024, respectively.

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
6

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As a smaller reporting company, we are not required to make disclosures under this item.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
7

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

8

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northann Corp.

Date: November 14, 2025	By:	/s/ Lin Li
	Name:	Lin Li
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Sunny S. Prasad
	Name:	Sunny S. Prasad
	Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)
9