Form 10-K
period 2025-12-31
Northann Corp.
filed 2026-04-14
CIK 1923780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☐
  No
☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $12,943,219.68 based upon the closing price reported for such date on the NYSE American.

On
April 10
, 2026, the registrant had

53,733,083
shares of common stock and 625,000 shares of Series A Preferred Stock outstanding.

NORTHANN CORP.

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT

All share figures and per share price figures in this Annual Report on Form 10-K of Northann Corp. (the “Company”) for the fiscal year ended December 31, 2025, that are effective prior to October 7, 2025, have been updated retroactively to reflect the one-for-eight (1:8) reverse stock split of the shares of common stock of the Company, conducted by the Company on October 7, 2025, unless otherwise stated.

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

We
bring additive manufacturing, commonly known as 3D printing, and the volume production of innovative building solutions, to your home or business. Our robust portfolio of manufacturing solutions relies upon the use of ink, coating, resin, sound padding, glue and other raw materials to create a wide variety of flooring, decking and other products for customers throughout North America, Europe and other regions under the brand name “Benchwick.” We believe that additive manufacturing is one of the most exciting and eco-friendly technologies in the market today. Additive manufacturing contributes to greenhouse gas reduction through several interrelated mechanisms. Material efficiency is realised through additive manufacturing’s ability to reduce material waste by up to 40% and lower production energy consumption by more than 50% compared to traditional manufacturing methods.
1
According to the recently published Wohlers Report 2024, additive manufacturing of metal components recorded growth of 24.4% in 2023.
2
An estimated 3,793 metal systems were shipped in total, compared to 3,049 units in 2022.
3

Innovation has always been our core value. Our commitment to new approaches in designing and manufacturing drives us to create new ways to improve how our core customers live and work. Crazy Industry invests substantial resources in research and product development and is committed to rapidly building new products and customizable and functional solutions to delight our customers. Crazy Industry’s product development team is committed to product design and development, and they focus their efforts on enhancing function, use, performance and flexibility of our products. Our subsidiaries, NBS, NCP and Crazy Industry, own a portfolio of
84
granted, pending or published patents. The products reflect the evolving needs of the core customer’s home and business needs. We strive to make the products customizable, functional and affordable. Presently, NCP manufactures four proprietary solutions in vinyl flooring using innovative 3D printing technology: Infinite Glass, DSE, TruBevel and MattMaster. Each solution offers distinct functionalities and aesthetic finishes. In addition, the Company has developed and launched its SuperOak product line, which leverages 3D printing technology to produce premium flooring products. SuperOak has gained significant traction in the U.S. market and is now carried by major retail supermarkets, reflecting growing consumer demand for differentiated, high-quality flooring alternatives amid the commoditization of conventional vinyl flooring. With the establishment of our South Carolina manufacturing facility, we have transitioned from an OEM-dependent model to a fully integrated, end-to-end operation encompassing product design, manufacturing, and distribution. This vertical integration significantly accelerates our innovation-to-customer cycle, reduces costs, and enables us to bring more innovative products and greater value to our customers and consumers. In addition, we are actively integrating artificial intelligence into our operations, including product design, production optimization, quality control, supply chain management and administrative functions. We believe the broad adoption of AI across our business will have a profound impact on our industry and has the potential to significantly reduce our operating and management costs over time, further strengthening our competitive position. Traditionally, flooring customers have faced a complex selection process that often requires the assistance of professional designers to match products to their specific needs and preferences. As AI technology rapidly matures, we plan to leverage advanced AI-driven tools to simplify and personalize the customer experience, enabling consumers to effortlessly discover and customize products that best suit their spaces and lifestyles, ultimately delivering a more satisfying and seamless end-to-end experience from product selection to installation.

Our revenue mainly consists of wholesale and retail of vinyl flooring and 3D printed flooring products, including our flagship SuperOak line, which are primarily marketed and sold in the United States and Canada. Our customer base has expanded to include major retail supermarkets and local building contractors in addition to large-sized wholesale distributors. During the fiscal year ended December 31, 2025, approximately 38% of our revenue came from vinyl flooring products, 40% from decorative boards, and 22% from our premium SuperOak product line.

Our products are distributed through multiple channels. During the fiscal year ended December 31, 2025, we generated 92.91% of our revenue from wholesale distribution and 7.09% from retail sales, compared to 98.79% and 0.19%, respectively, for the fiscal year 2024. The significant increase in retail revenue reflects our expanding presence through major retail partners. We sell our products primarily under the brand name Benchwick and the premium brand SuperOak. Our sales are made through purchase orders from distributors and retailers. We have recently expanded our retail distribution footprint by entering vendor agreements with several of the largest home improvement retail chains in North America, which we expect to significantly increase our retail channel revenue beginning in fiscal year 2026.

NBS has also licensed some of its patents to i4F Licensing N.V. (“i4F”) with the goal to promote the technologies covered by those patents in the flooring industry. We believe that a wider market acceptance of 3D printed flooring will help to establish the “Benchwick” brand further and penetrate the markets and encourages innovation and changes to an already developed and static industry.

We serve customers in North America (mainly the United States and Canada), Europe and other regions. During the fiscal year ended December 31, 2025, 99.22% of our revenue came from customers in the United States and 0.78% came from customers in Canada. During the fiscal year ended December 31, 2024, 94.8% of our revenue came from customers in the United States and 5.0% came from customers in Canada. During the fiscal years ended December 31, 2025 and 2024, less than 1% of the revenue came from customers in Europe.

1
Additive Manufacturing as a Catalyst for Low-Carbon Production and the Renewable Energy Transition in Electric Vehicles, https://www.mdpi.com/2227-7080/13/10/428#B49-technologies-13-00428
.
2
https://www.3printr.com/wohlers-report-2024-3d-printing-market-grew-by-11-1-percent-in-2023-1470305/
3
https://www.3printr.com/wohlers-report-2024-3d-printing-market-grew-by-11-1-percent-in-2023-1470305/

Recent Developments

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

As of the date of this Annual Report, the South Carolina facility has commenced partial production on a phased basis, currently operating at approximately 10% of planned capacity, and has begun delivering products to customers, including major retail supermarkets and local building contractors. The facility primarily manufactures the Company’s SuperOak product line and certain ancillary products using proprietary 3D printing technology. The Company expects to reach full production capacity by mid-2027 and continues to ramp up operations.

Registration of Shares Issued In Certain Transactions

On December 23, 2024, the Company filed a registration statement on form S-1 (File No.: 333-284033) registering up to 3,760,550 shares of common stock held by certain selling stockholders of the Company for offer and resale (collectively, the “Registered Shares”, and the registration statement, the “2024 Registration Statement”). The Registered Shares offered for resale consists of the following:

•	up to 560,550 shares of common stock issued to the Cedar Modern Seller in the Cedar Modern Transaction pursuant to Cedar Modern SPA;

•	up to 562,500 shares of common stock issued to the Raleigh Seller in the Raleigh Transaction pursuant to the Raleigh SPA;

•
up to 375,000 shares of common stock issued pursuant to Linkun Investment Consulting Agreement, as consideration for Linkun Investment’s strategic planning advisory services in connection with the Company’s business development activities;

· •	up to 562,500 shares of common stock issued pursuant to the CAKL Consulting Agreement, as consideration for CAKL’s supply chain related consulting services;

•
up to 575,000 shares of common stock issued pursuant to the San River Consulting Agreement, as consideration relating to San River’s technical support, business support and related consulting services in connection with the Company’s business development; and

•	up to 1,125,000 shares of common stock issued to the Caitlin Purchasers in the Caitlin Private Placement.
The 2024 Registration Statement, as amended, was declared effective on February 6, 2025.

Oneflow Private Placement

On December 6, 2024, the Company entered into a securities purchase agreement with Oneflow LLC as the lead investor and four other passive investors (the “Oneflow SPA”), pursuant to which the Company agreed to sell common stock to various purchasers (the “Oneflow Purchasers”) in a private placement transaction (the “Oneflow Private Placement”). Pursuant to the Oneflow SPA, the Company agreed to transfer, assign, set over and deliver to the Oneflow Purchasers and the Oneflow Purchasers agreed, severally and not jointly, to acquire from the Company in the aggregate 5,000,000 shares of common stock of the Company (the “Oneflow Shares”) at the average of the closing prices for the five trading days immediately prior to the Closing per share.

The closing of the Oneflow Private Placement is subject to certain closing conditions, including but not limited to the approval of the Company’s stockholders and sixty calendar days after the approval of NYSE American.

On December 31, 2024, the Company’s stockholders approved the share issuance at the Company’s Annual General Meeting. On January 13, 2025, NYSE approved the share issuance. As of March 28, 2025, each Oneflow Purchaser wired $1,626,600 to the Company as the payment for the Oneflow Private Placement. Pursuant to the Oneflow SPA, the closing price was $1.6264 per share, calculated from the average of the closing price of the Company’s shares of common stock on the five trading days immediately prior to the closing of the Oneflow Private Placement, from March 24, 2025 to March 28, 2025. On March 31, 2025, the Company issued 1,000,000 shares of common stock to each Oneflow Purchaser, or an aggregate of 5,000,000 shares of common stock to the Oneflow Purchasers, and closed the Oneflow Private Placement.

As a result of the issuance of the 5,000,000 shares of common stock to the Oneflow Purchasers, the voting power of Mr. Lin Li, the Company’s Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer, has reduced from a majority to 44.3% as immediately after such issuance. Therefore, from March 31, 2025, the Company ceased qualifying as a “controlled company” under the rules of the NYSE American Company Guide.

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

Pursuant to the X29 SPA, the Company agreed to transfer, assign, set over and deliver to the X29 Purchasers and the X29 Purchasers agreed, severally and not jointly, to acquire from the Company in the aggregate 10,000,000 shares of common stock of the Company (such shares, the “X29 Shares”) at the average of the closing prices for the five trading days immediately prior to the Closing per share.

The closing of the X29 Private Placement is subject to certain closing conditions, including but not limited to the approval of the Company’s stockholders and one hundred and twenty calendar days after the approval of NYSE American.

On December 31, 2024, the Company’s stockholders approved the share issuance. On January 13, 2025, NYSE approved the share issuance. As of September 3, 2025, each X29 Purchaser wired $2,285,440 to the Company as the payment for the X29 Private Placement. Pursuant to the X29 SPA, the closing price was $1.14272 per share, calculated from the average of the closing price of the Company’s shares of common stock on the five trading days immediately prior to the closing of the X29 Private Placement, from August 26, 2025 to September 2, 2025. On September 3, 2025, the Company issued 16,000,000 shares of common stock to each X29 Purchaser, or an aggregate of 80,000,000 shares of common stock to the X29 Purchasers, and closed the X29 Private Placement.

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

During the Company’s fiscal year ended December 31, 2024, and the subsequent interim period through May 23, 2025, the date of dismissal, there were no “disagreements” (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions under the Exchange Act) between the Company and WWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WWC, would have caused WWC to make reference to the subject matter of the disagreements in connection with its reports on financial statements of the Company for such years. During this same period, there were no “reportable events” (within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions under the Exchange Act).

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

During the two most recent fiscal years and through the date of this annual report, neither the Company, nor anyone on its behalf, consulted LAO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Reverse Stock Split

On October 3, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended to date, and a Certificate of Amendment to Designation, with the Nevada Secretary of State as corrected on October 7, 2025, effecting a 1-for-8 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and the Company’s series A preferred stock, par value $0.001 per share (the “Preferred Stock”). The Reverse Stock Split was approved by the Board of the Directors of the Company (the “Board”) and became effective at 16:30 pm ET on October 7, 2025.

As a result of the Reverse Stock Split, every eight (8) shares of the Company’s issued and outstanding Common Stock have been converted into one (1) share of issued and outstanding Common Stock and every eight (8) shares of the Company’s issued and outstanding Preferred Stock have been converted into one (1) share of Preferred Stock. The Reverse Stock Split affects all of the Company’s stockholders uniformly and does not affect any stockholder’s percentage ownership interests in the Company, except to the extent that the Reverse Stock Split results in any of the Company’s stockholders owning a fractional share. Each stockholder will receive such additional fractions of a share to round up to a full share. The Reverse Stock Split has no impact on stockholders’ proportionate equity interests or voting rights in the Company or the par value of the Company’s Common Stock and Preferred Stock, which remains unchanged.

The Company’s Common Stock began trading on a split-adjusted basis on the NYSE American at the commencement of trading on October 8, 2025 under the Company’s existing symbol “NCL.” The Company’s Common Stock has been assigned a new CUSIP number of 66373M 408 in connection with the Reverse Stock Split.

Registration of Shares Issued In Certain Transactions

On September 26, 2025, the Company filed a registration statement on form S-1 (File No.: 333-290562) registering up to 15,000,000 shares of common stock held by certain selling stockholders of the Company for offer and resale (collectively, the “Registered Shares”, and the registration statement, the “2025 Registration Statement”). The Registered Shares offered for resale consists of the following:

•
Up to 5,000,000 shares of common stock issued to each of the following investors on March 31, 2025, pursuant to the share purchase agreement entered into between the Company and such investors, on December 6, 2024 (the “
Oneflow SPA
”):

o	Up to 1,000,000 shares of common stock issued to Oneflow LLC;

o	Up to 1,000,000 shares of common stock issued to Ye Mo;

o	Up to 1,000,000 shares of common stock issued to Wenjue Wang;

o	Up to 1,000,000 shares of common stock issued to Lizaqueen Acquisition Inc.;

o	Up to 1,000,000 shares of common stock issued to Gageone LLC; and

•
Up to 10,000,000 shares of common stock issued to each of the following investors on September 3, 2025, pursuant to the share purchase agreement entered into between the Company and such investors, on December 6, 2024 (the “
X29 SPA
”):

o	Up to 2,000,000 shares of common stock issued to X29 LLC;

o	Up to 2,000,000 shares of common stock issued to Thilta Impact Funding LLC;

o	Up to 2,000,000 shares of common stock issued to Qianyun Zhu;

o	Up to 2,000,000 shares of common stock issued to Keqin Li;

o	Up to 2,000,000 shares of common stock issued to Zhiyun Xia.
The 2025 Registration Statement, as amended, was effective on November 13, 2025.

Asset Purchase Agreement with Kingsford Consultancy Ltd.

On November 23, 2025, the Company entered into an asset purchase agreement with Kingsford Consultancy Ltd. (“Kingsford”, and such agreement, the “Asset Purchase Agreement”).

Pursuant to the Asset Purchase Agreement, Kingsford agreed to provide to the Company certain proprietary software assets relating to a supply chain management system, including all related intellectual property rights therein (the “Software”), pursuant to the terms of the Asset Purchase Agreement.

As consideration for the Software, the Company agreed to pay $5,000,000 as the purchase price, by issuing 12,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (the “Kingsford Shares”), i.e. $0.40 per share, to a designee to be designated by Kingsford.

The closing of the Asset Purchase Agreement is required to occur no later than three business days after all closing conditions are satisfied or waived, or at such other times as the parties may agree. The closing conditions include but not limited to, the approval of the issuance of the Kingsford Shares by the Company’s stockholders and the NYSE American. Kingsford represented and warranted, amongst others, that neither Kingsford nor its designee is an affiliate of the Company, and that the Kingsford Shares are being acquired for investment purposes only, without a view to distribution, and in compliance with all applicable securities laws.

The Kingsford Shares shall be issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Kingsford Shares shall constitute restricted securities and will bear a restrictive legend as set out under the Asset Purchase Agreement.

Development Agreement with Asia Resource Holdings Limited

On November 23, 2025, the Company entered into a development agreement with Asia Resource Holdings Limited (“Asia Resource”, and such agreement, the “Development Agreement”).

Pursuant to the Development Agreement, Asia Resource agreed to develop and provide to the Company the NCL Customized Intelligent Decoration Platform, a customized software, including all intellectual property rights therein (the “Platform”).

As the consideration for the Platform, the Company agreed to pay $6,000,000, by issuing a total of 15,000,000 shares of the Company’s Common Stock (the “Asia Resource Shares”), i.e. $0.40 per share, in two separate tranches of 8,000,000 shares and 7,000,000 shares, respectively, to a designee to be designated by Asia Resource.

The first tranche of the Asia Resource Shares (i.e., 8,000,000 shares) shall be delivered by the Company within five business days after both of the Company’s stockholders and NYSE American approve the issuance of the Asia Resource Shares. Asia Resource should deliver the Platform within three business days after certain conditions set forth in the Development Agreement are satisfied, including but not limited to the issuance of the first tranche of the Asia Resource Shares. The second tranche of the Asia Resource Shares (i.e., 7,000,000 shares) shall be delivered by the Company within five business days after delivery of the Platform. Asia Resource represented and warranted, amongst others, that neither Asia Resource nor its designee is an affiliate of the Company, and that the Asia Resource Shares are being acquired for investment purposes only, without a view to distribution, and in compliance with all applicable securities laws.

The Asia Resource Shares shall be issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Asia Resource Shares shall constitute restricted securities and will bear a restrictive legend as set out under the Development Agreement.

Financing and Strategic Planning Advisory Agreement with Linkun Investment LLC

On December 18, 2025, the Company entered into a Financing and Strategic Planning Advisory Agreement with Linkun Investment LLC (“Linkun Investment”, and such agreement, the “Linkun Investment Consulting Agreement”).

Pursuant to the Linkun Investment Consulting Agreement, Linkun Investment has agreed to provide certain strategic planning advisory services in connection with the Company’s business development during the term of the agreement, which is six months from the date of execution of the Linkun Investment Consulting Agreement, unless otherwise earlier terminated by mutual agreement of the parties.

In
consideration for agreeing to provide such strategic planning advisory services under the Linkun Investment Consulting Agreement, the Company issued 1,800,000 shares of the Company’s Common Stock (the “Linkun Investment Compensation Shares”) to two individuals designed by Linkun Investment. Pursuant to the Linkun Investment Consulting Agreement, the Linkun Investment Compensation Shares shall only be issued after the NYSE American approves the issuance and the NYSE American approved the issuance in February 2026. The issuance of the Linkun Investment Compensation Shares was subject to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as
amended.

Operation and Strategic Planning Advisory Agreement with Lu Wang

On December 19, 2025, the Company entered into an Operation and Strategic Planning Advisory Agreement with Lu Wang (such agreement, the “Lu Wang Consulting Agreement”).

Pursuant to the Lu Wang Consulting Agreement, Lu Wang has agreed to provide certain strategic planning consulting services in connection with the Company’s business development during the term of the agreement, which is from July 1, 2025 to June 30, 2026, unless otherwise earlier terminated by mutual agreement of the parties.

In
consideration for agreeing to provide such strategic planning consulting services under the Lu Wang Consulting Agreement, the Company issued 1,500,000 shares of the Company’s Common Stock (the “Lu Wang Compensation Shares”) to an entity designated by Lu Wang. Pursuant to the Lu Wang Consulting Agreement, the Lu Wang Compensation Shares shall only be issued after the NYSE American approves the issuance and the NYSE American approved the issuance in February 2026. The issuance of the Lu Wang Compensation Shares was subject to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as
amended.

2025 Annual General Meeting

On December 31, 2025, the Company held its annual general meeting of stockholders which approved the following matters: (i) the election of five directors to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified; (ii) the ratification of LAO Professionals as the Company’s independent registered public accounting firm for the year ending December 31, 2025; (iii) the adoption of the proposal to authorize the Board of Directors of the Company (the “Board”), in its discretion, a reverse stock split of all of the Company’s issued and outstanding common stock, par value $0.0001 per share (with no change to the authorized capital stock of the Company), at a specific ratio, ranging from one-for-three (1:3) to one-for-twenty (1:20), with the timing and ratio to be determined by the Board if effected; (iv) the adoption of the proposal to amend the terms of the Company’s 2023 Equity Incentive Plan, as amended, to provide for an additional 2,000,000 shares to be issued in connection with awards granted thereunder (the “Amendment to Plan Proposal”); (v) the adoption of the proposal to approve for purposes of complying with Section 712(b) of the NYSE Company Guide, the issuance of 12,500,000 shares of common stock to the designee of Kingsford Consultancy Ltd. (“Kingsford”), pursuant to the asset purchase agreement between Kingsford and the Company, dated November 23, 2025, which would result in an increase in the Company’s outstanding common stock of over 20%; (vi) the adoption of the proposal to approve for purposes of complying with Section 713(a) of the NYSE Company Guide, the issuance of 15,000,000 shares of common stock to the designee of Asia Resource Holdings Limited (“Asia Resource”), pursuant to the development agreement between Asia Resource and the Company, dated November 23, 2025, which exceed 20% of the Company’s presently outstanding common stock.

Notice of Failure to Satisfy a Continued Listing Rule

The Company received a written notice of non-compliance (the “Notice”) from the NYSE American LLC indicating that the Company was not in compliance with the NYSE American continued listing standards set forth in Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”). The Company was required to submit a plan by January 7, 2026, advising of actions taken or will be taken to regain compliance with the continued listings standards of the Company Guide by June 8, 2027 (the “Plan”). The Company submitted the Plan as required in the Notice.

On February 24, 2026, the Company received a notification (the “Acceptance Letter”) from the NYSE American that the Plan was accepted. In the Acceptance Letter, the NYSE American granted the Company until June 8, 2027 (the “Plan Period”) to regain compliance with the continued listing standards.

During the Plan Period, the Company is subject to periodic review by the NYSE American on its progress with the goals and initiatives outlined in the Plan. The Company intends to take all reasonable measures available to regain compliance with Sections 1003(a)(i) of the Company Guide during the Plan Period. If the Company does not regain compliance with the NYSE American listing standards by June 8, 2027, or if the Company does not make sufficient progress consistent with the Plan during the Plan Period, then NYSE American may initiate delisting proceedings.

The Acceptance Letter has no immediate impact on the listing of the Company’s Common Stock, which will continue to be listed and traded on the NYSE American during the Plan Period, subject to the Company’s compliance with the other listing requirements of the NYSE American. The Common Stock will continue to trade under the symbol “NCL”. The Acceptance Letter does not affect the Company’s ongoing business operations or its reporting requirements with the Securities and Exchange Commission.

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

Our subsidiaries, NBS, NCP and Crazy Industry, own four proprietary 3D printing technologies for the production and manufacture of vinyl flooring, offering different functionalities and aesthetic finishes: Infinite Glass, DSE, TruBevel, and MattMaster. NBS, NCP and Crazy Industry own a portfolio of over 80 granted, pending or published patents on these technologies. In addition, we have launched SuperOak, our flagship 3D printed flooring product line that is designed to replicate the natural appearance of hardwood while delivering the durability and water resistance of engineered flooring. SuperOak has been well received in the market and is currently available at major retail supermarkets across the United States. The rapid adoption of SuperOak reflects a broader market trend as consumers seek differentiated, premium alternatives amid the oversaturation of conventional vinyl flooring products. Our transition to end-to-end manufacturing at our South Carolina facility enables us to control the full product lifecycle from design through production to distribution, which significantly shortens our innovation-to-customer cycle and allows us to bring more innovative products and value to the market at lower cost.

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

Advanced and Competitive Technologies

Traditional vinyl flooring is generally labor intensive and requires a large space and layout. Traditional vinyl flooring production usually requires 5 to 8 people per production line. During the production from raw materials to packages, the products need to be moved at least four times. 3D printing technology allows us to automate the production process and to lower labor costs. Our machinery can print multiple functional layers in one setting, and therefore requires less space to accommodate different machines. In addition, traditional vinyl flooring has a low barrier to entry with simple machinery. The 3D printed vinyl flooring market is much less competitive as we do not know of other manufacturers in the industry that use 3D printing technology to manufacture vinyl flooring. Moreover, because traditional vinyl flooring production usually has longer production cycle, traditional manufacturers usually manufacture in large quantities, which requires them to have large amount of inventory storage that includes films, wear layers and rigid cores. 3D printing, because it is automated with less labor requirement, can reduce the production time. As a result, we can produce 3D printed parts on demand, in single or small batches, to eliminate the need to hold physical inventory of spare and low volume parts. Furthermore, 3D printing allows us to provide more flexibility in design, pattern, shape and color, where traditional manufacturers are limited to the molds they have.

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

Rigorous Quality Control

Our quality management system conforms to the FloorScore, ISO 14001:2014 and ISO 9001:2015 quality management systems. We thrive to provide our customers with reliable and high-quality products.

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

To achieve these objectives, the Company is pursuing the following strategic initiatives:

Tier-1 Retail Expansion
— The Company has entered vendor agreements to supply its core Benchwick 3D-printed flooring products to several major North American home improvement retailers. Initial product rollout and inventory stocking commenced in Q1 2026. In February 2026, the Company received an initial purchase order of approximately $2.0 million from a leading Midwest home improvement retailer for Benchwick flooring products. The Company believes these agreements represent its pivotal transition from primarily wholesale distribution to mass-market retail presence, and expects these channels to become a significant source of revenue growth in fiscal year 2026.

U.S. Manufacturing Expansion
— The Company has been installing equipment in its new factory in Fort Lawn, South Carolina, and expects to commence commercial production in Q2 2026. The South Carolina facility is designed to complement the Company’s existing manufacturing operations in China by providing domestically produced products that avoid import tariffs currently totalling approximately 65% on goods imported from China.

Cost Optimization through Technology
— The Company’s 3D printing ecosystem, deployed since Q4 2025, eliminates the need for traditional decorative paper and wear layers used in conventional vinyl flooring production. Additionally, the Company expects to complete the R&D of its proprietary Blue Eleven and DSE technologies in Q2 2026, which may further reduce the Company’s production costs.

Strategic Asset Acquisitions
— The Company has entered into agreements with Kingsford and Asia Resource, which are expected to enhance the Company’s operational capabilities and strengthen stockholders’ equity.

Made in the United States

Since the beginning of 2020, the COVID-19 pandemic has disrupted global supply chain and increased shipping costs. Because our primary markets are the United States and Canada, we believe production in the United States will reduce our logistics costs and environmental footprint. On April 2, 2025, President Donald Trump issued an executive order that imposes reciprocal tariffs on imports from China and many other nations, in addition to all existing tariffs. As a result, beginning April 9, 2025, the applicable reciprocal tariff rate on imports from China is 34%, plus the existing 25% tariff and 6% import tax, which total 65%. President Donald Trump’s order also imposes 49%, 46% and 32% reciprocal tariffs on imports from Cambodia,Vietnam and Indonesia, respectively, from which we import products for sale in the United States from time to time. Previously U.S. did not impose tariffs on imports from these countries, besides the 6% import tax. Manufacturing and selling in the United States reduces costs on tariffs and import tax. We also plan to source more raw materials from suppliers in Europe or North America, where there is no or a low tariff and import tax. Our production is automated and has low labor cost. We believe having our products made in the United States improves our overall cost structure and our brand recognition. In December 2024, we moved our headquarters from California to 2251 Catawba River Rd, Fort Lawn, SC 29714 and commenced renovations of our leased manufacturing facility. We have purchased equipment for manufacturing and pollution control, and have hired local labor to support operations. The facility began partial production in 2025 and is currently operating at approximately 10% of planned capacity, with full capacity targeted by mid-2027. This transition marks a strategic shift from our previous OEM-dependent manufacturing model to a fully integrated, end-to-end operation, significantly accelerating our innovation-to-customer cycle and reducing costs. The cost to set up manufacturing capabilities in the United States is expected to be approximately $24 million. Through our indirect subsidiary 3D PRINTING, we may borrow up to $24 million from 3DFLOR OPPORTUNITY, LP, a related party, under a promissory note signed in February 2025, and plan to use such funds to finance the development and expansion of a 3D printing manufacturing facility located at our headquarter in South Carolina. We expect to start manufacturing products in the United States in June 2025. If the plan is successfully executed, we plan to maintain manufacturing in the United States and China in the short term. We plan to gradually shift manufacturing from China to the United States in the long term and eventually close the manufacturing sites in China. However, there is no assurance that such plans will be commercially successful or that the actual outcome of the plans will match our expectations.
Our reliance on imports from China has been declining, and we have begun diversifying our sourcing to include suppliers in Vietnam, Thailand, Malaysia and Indonesia. We believe 3D printing technology has the potential to fundamentally reshape the flooring industry by significantly reducing dependence on imported raw materials from Southeast Asia. By combining advanced U.S.-based manufacturing technology with domestic suppliers and direct access to the large North American market, we aim to establish a more resilient and cost-effective supply chain while delivering innovative products at scale. Furthermore, we are actively deploying artificial intelligence across our operations, from product design and production scheduling to quality assurance and business administration. We expect AI integration to profoundly impact the industry and significantly reduce our operating and management costs, enhancing our ability to compete and innovate. In addition, we intend to apply AI to transform the customer experience. Historically, selecting flooring products has been a complex process requiring professional design assistance. By deploying AI-powered tools, we aim to enable customers and consumers to easily personalize and select products tailored to their specific spaces and preferences, delivering a more intuitive and satisfying experience while reducing friction in the purchasing process.

Vertical integration

Currently, some of our products’ patterns are designed in-house and some are sourced from third parties. NCP did not purchase any patterns during the fiscal years 2025 and 2024. Patterns purchased from third-party designers prior to fiscal year 2024 accounts for about 68% of all the patterns we have. As the third-party designers are our upstream suppliers, we wanted to bring the designing step in-house and replacing the third-party designers with our proprietary technologies. NBS has developed an artificial intelligence learning system, Envision, comprising processors and non-transitory program storage devices (NPSDs) capable of reading instructions executable by processors to generate decorative patterns, such as decorative floor panels, wall panels or ceiling panels. NBS has been granted a patent for this invention. The algorithm can recognize the characteristics in a sample image, search our pattern database to find similar products that are already in our products lineup or generate a similar but distinctive pattern to be added to our products lineup. We have built a database of patterns that we already own and patterns generated by the algorithm, so that when a sample pattern is input into the system, the algorithm can recognize the characteristics in the sample image, search our pattern database to find similar products that are already in our products lineup or generate a similar but distinctive pattern to be added to our products lineup. With the assistance of such algorithm, we can save time and money on finding designs and offer more options to our customers. We believe we can also apply the algorithm to help customers find their desired products. By uploading pictures of desired products to the algorithm, we can find existing product in our lineup that fits the samples the most or generate a new design that combines all the features the customer desires.

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

Manufacturing and Logistics

NCP manufactures the products in its factory in Changzhou, China. NCP has 88 units of 3D printing equipment in NCP’s factory in China and has the capacity to produce more than 19,800 square meters of vinyl flooring per day.

Our sales are primarily made to large-sized wholesale distributors, major retail supermarkets and local building contractors, with a small portion to individual consumers for home renovation. We generated
92.91
% and 98.79% of our revenue from wholesale and
7.09
% and 0.19% from retail for the fiscal years ended December 31, 2025 and 2024, respectively.

Products sold to distributors were transported to the airport or seaport by our own transportation team and were picked up by the customers or their contractors for air or sea transportation.
 With the commencement of production at our South Carolina facility, an increasing portion of products are manufactured domestically and shipped directly to U.S. customers, reducing logistics costs and lead times.

Retail sales were generated through Dotfloor.com, our online store that offers our vinyl flooring products to retail customers in the United States. Dotfloor works with third-party logistic service providers for the delivery of our products.

We have also renovated a 3D printing manufacturing facility located at our headquarter, 2251 Catawba River Road, Fort Lawn, South Carolina. As of the date of this Annual Report, the facility has commenced partial production on a phased basis at approximately 10% of planned capacity. The facility primarily produces our SuperOak product line and has begun delivering products to major retail supermarkets and local building contractors. While we have made significant progress in establishing domestic manufacturing, reaching full capacity by our target of mid-2027 remains subject to risks including equipment procurement, workforce training, and supply chain readiness.

Customers and Suppliers

Our Customers

During the fiscal years ended December 31, 2025 and 2024, we had revenue from the following countries:

	For the Fiscal Year Ended December 31, 2025	For the Fiscal Year Ended December 31, 2024
North America
United States	99.22%	94.78%
Canada	0.78%	5.01%
Europe
United Kingdom	* %	* %
Netherlands	-%	-%
Croatia	-%	-%
Other	-%	-%

*	less than 1%

We consider major customers to be those that accounted for more than 10% of sales revenue. During the fiscal year ended December 31, 2025, two major customers accounted for a total of 69.7% of our total revenues. During the fiscal year ended December 31, 2024, two major customers accounted for a total of 77.0% of our total revenues.

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

We consider major suppliers to be those that accounted for more than 10% of our total cost. For the fiscal year ended December 31, 2025, two
 major suppliers accounted for a total of
44
% of our total cost of revenues. For the fiscal year ended December 31, 2024, three major suppliers accounted for a total of
39
% of our total cost of revenues.

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

The granted patents are listed as follows:

Owner	Country	Patent Code	Patent Name	Authorization Date (YYYY/MM/DD)	Expiry Date (YYYY/MM/DD)

NBS	Netherlands	2022925	Decorative panel, panel covering, and method of producing such a decorative panel	2020/10/20	2039/04/11

NBS	United States	10,895,079	Decorative panel, panel covering, and method of producing such a decorative panel	2021/01/19	2039/04/24

NBS	United States	11,414,874	Decorative panel, panel covering, and method of producing such a decorative panel	2021/08/16	2039/04/24

NBS	European Patent Convention	3953540	Decorative panel, panel covering, and method of producing such a decorative panel	2023/03/01	2040/04/14

NBS	Netherlands	2024631	Decorative surface covering element, surface covering element covering, and method of producing such a decorative surface covering element	2021/09/07	2040/01/09

NBS	Australia	2021205306	Decorative surface covering element, surface covering element covering, and method of producing such a decorative surface covering element	2023/03/09	2041/01/11

NBS	European Patent Convention	4087989	Decorative surface covering element, surface covering element covering, and method of producing such a decorative surface covering element	2023/11/01	2041/01/11

NBS	Netherlands	2024632	Panel, in particular a floor panel, ceiling panel or wall panel, and use of an additional layer in a laminated multi-layer structure of a panel.	2021/09/07	2040/01/09
17

NBS	Australia	2021206145	Panel, in particular a floor panel, ceiling panel or wall panel, and use of an additional layer in a laminated multi-layer structure of a panel.	2023/12/14	2041/01/11

NBS	Netherlands	2025115	Decorative surface covering element, surface covering element covering, and method of producing such a decorative surface covering element	2021/10/19	2040/03/12

NBS	United States	11,421,424	Decorative surface covering element, surface covering element covering, and method of producing such a decorative surface covering element	2022/08/23	2040/04/30

NBS	United States	11,643,822	Decorative surface covering element, surface covering element covering, and method of producing such a decorative surface covering element	2023/05/09	2040/04/30

NBS	Netherlands	2030694	DECORATIVE PANEL, DECORATIVE COVERING, METHOD AND SYSTEM FOR PRODUCING SUCH A PANEL	2023/08/04	2042/01/25

NBS	Netherlands	2032705	COMPUTER-IMPLEMENTED METHOD FOR GENERATING A DECORATIVE PATTERN FOR DECORATIVE PANELS, AND MANUFACTURING METHOD OF SUCH PANELS	2024/02/16	2042/08/09

NBS	United States	11,861,243	COMPUTER-IMPLEMENTED METHOD FOR GENERATING A DECORATIVE PATTERN FOR DECORATIVE PANELS, AND MANUFACTURING METHOD OF SUCH PANELS	2024/01/02	2040/08/18

NBS	Netherlands	2032744	COMPUTER-IMPLEMENTED METHOD AND SYSTEM FOR ORDERING AND MANUFACTURING A SET OF DECORATIVE PANELS	2024/02/16	2042/08/12

NCP	China	208615268U	PVC sheet extrusion molding unit for veneer	2019/03/19	2028/07/06

NCP	China	208812587U	Convenient production of PVC board for decorative board and its manufacturing device	2019/05/03	2028/07/06
18

NCP	China	208681722U	Special piping device for special PVC decorative board	2019/04/02	2028/07/06

NCP	China	208744942U	Low-dust edge trimming device for PVC board for decorative board	2019/04/16	2028/07/06

NCP	China	208844834U	PVC board components for long-term sealing of decorative panels	2019/05/10	2028/07/06

NCP	China	208759201U	Convenient maintenance synchronous hemming device for PVC board for decorative board	2019/04/19	2028/07/06

NCP	China	208840044U	Dust removal device for PVC decorative board hemming equipment	2019/05/10	2028/08/16

NCP	China	208800306U	3D effect PVC board bottom coating device for decorative board	2019/04/30	2028/08/29

NCP	China	208801619U	3D printing PVC board manufacturing device for decorative board	2019/04/30	2028/08/29

NCP	China	208683848U	Special coating PVC decorative board turning device	2019/04/02	2028/08/29

NCP	China	208930566U	PVC decorative board edge coating deburring device	2019/06/04	2028/08/30

NCP	China	209022321U	PVC decorative board edge coating removal device	2019/06/25	2028/08/30

NCP	China	209307035U	PVC decorative board compression molding device	2019/06/28	2028/08/30

NCP	China	208745344U	3D pattern PVC decorative board multilayer embossing device	2019/04/16	2028/09/04

NCP	China	208745351U	PVC decorative board lamination work platform	2019/04/16	2028/09/04

NCP	China	209780111U	A 3D effect PVC decorative board and its production line	2019/12/13	2028/12/28

NCP	China	211229055U	An easy-to-install prefabricated sheet of magnesia material	2020/08/11	2029/09/26

NCP	China	211229368U	An ultra-high wear-resistant 3D textured sheet	2020/08/11	2029/09/26

NCP	China	211229054U	A magnesium oxide material sheet suitable for digital printing and 3D synchronization effect	2020/08/11	2029/09/26
19

NCP	China	211229369U	A 3D effect sheet based on wear-resistant film	2020/08/11	2029/09/26

NCP	China	217454945U	3D printing decorative sheet production line that can be used for 3D printing wear layer	2022/09/20	2032/01/05

Crazy Industry	China	211768125U	Conveyor roller drive structure for decorative sheet production line	2020/10/27	2029/12/23

Crazy Industry	China	211760590U	Decorative sheet anti-springboard drawing unit	2020/10/27	2029/12/23

Crazy Industry	China	211760591U	Universal sheet drawing production line	2020/10/27	20129/12/23

Crazy Industry	China	211768126U	Quarter Turn Modules for Panel Production Lines	2020/10/27	2029/12/23

Crazy Industry	China	211764304U	Sheet pattern printing line unit in front of the alignment mechanism	2020/10/27	2029/12/23

Crazy Industry	China	211768127U	Three-way selection turning module for decorative panel production line	2020/10/27	2029/12/23

Crazy Industry	China	211768640U	Panel alignment unit for decorative panel production lines	2020/10/27	2029/12/23

Crazy Industry	China	211917105U	Universal 3D printing patterned decorative sheet production line	2020/11/13	2029/12/23

Crazy Industry	China	216708776U	Flatbed printing anti-collision mechanism for plates	2022/06/10	2031/10/18

Crazy Industry	China	216735921U	Plate 3D printing temporary storage device	2022/06/14	2031/10/18

Crazy Industry	China	216733349U	Easy splicing 3D printing sheet	2022/06/14	2031/09/12

Crazy Industry	China	216740521U	A highly wear-resistant and non-slip 3D printed floor	2022/06/14	2031/09/12

Crazy Industry	China	216708381U	Drying mechanism for 3D printing plate	2022/06/10	2031/09/12

NBS has licensed some of its patents to i4F Licensing N.V. with the goal to promote our technologies in the flooring industry. We believe that a wider market acceptance of 3D printed flooring helps establish our brand further and to penetrate the markets and encourages innovation and changes to the rather developed and static industry.

NBS has also granted a sublicensing company the exclusive and worldwide right to sublicense certain other patents and enter into sublicensing agreement with sublicensees, pursuant to a license agreement dated May 1, 2019, as amended. The licensee agreed to develop a focused market approach to sublicense the patents. Net proceeds of all sublicense fees or other forms of royalty from the patents, subject to any definitive sublicensing agreement, after deduction of certain expenses, shall be shared equally between NBS and the licensee. The licensee shall report to NBS before entering into any sublicense agreement. NBS shall have 5 days from receiving such notice to authorize the sublicensing agreement. Authorization is considered provided if no answer is received within such 5 days. NBS shall report to the licensee if NBS licenses the patents to its affiliate within 4 weeks after such licensing to the affiliate. NBS also agreed not to sell, assign or otherwise transfer the patents to any third party or affiliate unless such third party or affiliate has agreed in writing to be subject to the agreement. The agreement will terminate upon expiration of the patents. Either party can terminate the agreement if the other party fails to make payment and fails to remedy within one month, if the other party breaches the confidentiality clause of the agreement, or if the other party fails to perform the obligations and fails to remedy within three months. NBS did not enter into any sublicense agreement during the fiscal years ended December 31, 2025 and 2024.

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

Domain

NDC maintains websites at
www.northann.com
,
www.benchwick.com
and
www.dotfloor.com
. The information contained on these websites is not intended to form a part of, or be incorporated by reference into, this Annual Report.

Research and Development

In 2018, we established our subsidiary Crazy Industry in China to focus on 3D printing research and development. Crazy Industry has a research and development team of four people. The Company’s total R&D investment increased to $2.1 million in fiscal year 2025 from $0.7 million in fiscal year 2024, reflecting the accelerated development of these technologies and the expansion of R&D capabilities at the South Carolina facility. Members of our R&D team frequently participate in industry conferences and engage with industry experts. As of the date of this Annual Report, our subsidiaries, NBS, NCP and Crazy Industry, have a portfolio of over 80 granted, pending or published patents worldwide.

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

The Company’s R&D efforts are currently focused on two key proprietary technology platforms. The Blue Eleven technology platform is designed to enhance the durability and aesthetic quality of 3D-printed flooring products through advanced UV curing and surface treatment processes. The R&D phase is expected to be completed in Q2 2026, when the Company plans to integrate the technology into commercial production lines. The DSE (Digital Surface Engineering) platform enables precise digital control of surface textures and functional coatings, allowing the Company to produce flooring with enhanced slip resistance, waterproofing, and wear properties without traditional manufacturing steps. Combined with the Blue Eleven technology, DSE is expected by the Company to significantly improve the Company’s gross margin profile.

Seasonality

We typically see a decrease in market activity in the first quarter of the year. Working capital requirements are distributed equally among the quarters.

Employees

As of December 31, 2025, the Company and our subsidiaries have a total of 63 employees, working in the following departments:

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

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website,
www.northann.com
, shortly after they are filed with, or furnished to, the SEC. The SEC maintains an Internet website,
www.sec.gov
, which contains reports and information statements and other information regarding issuers.

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

On April 2, 2025, President Trump signed an executive order imposing reciprocal tariffs on most of the United States’ trading partners under the International Emergency Economic Powers Act of 1977, including a baseline tariff of 10% and, in the case of certain trading partners with large trade surpluses, higher rates that became effective on April 9, 2025.  As a result, beginning April 9, 2025, the applicable reciprocal tariff rate on imports from China is 34%, plus the existing 25% tariff and 6% import tax, which total 65%. President Donald Trump’s order also imposes 49%, 46% and 32% reciprocal tariffs on imports from Cambodia,Vietnam and Indonesia, respectively, from which we import products for sale in the United States from time to time. Previously U.S. did not impose tariffs on imports from these countries, besides the 6% import tax.

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

The availability and cost of direct materials, including raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of petrochemical-based raw materials in our manufacturing operations. The cost of some of these items has been volatile in recent years and availability has been limited at times. Ringold sources some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. In the fiscal years ended December 31, 2025 and 2024, 10.65% and 8.7% of the cost of revenue were for purchasing raw materials sourced from within China; 82.8% and 81.2% of the cost of revenue were for purchasing other supplies from suppliers in China that processed raw materials from out of China; and 6.55% and 10.1% of the cost of revenue were for purchasing raw materials sourced directly from Germany, the U.S., Japan, South Korea and other countries, respectively. The prices of raw materials sourced from outside China may be affected by international trade costs such as tariffs, transportation and foreign exchange rates, or international pandemics including but not limited to the COVID-19 pandemic, as well as geopolitical issues and the war in Ukraine. As part of our ongoing supply chain diversification strategy, we have expanded our sourcing to include suppliers in Vietnam, Thailand, Malaysia and Indonesia. This geographic diversification reduces our concentration risk on Chinese suppliers and mitigates the impact of tariffs on our cost structure. Looking ahead, we believe 3D printing technology will fundamentally reduce the industry’s reliance on raw material imports from Southeast Asia. By leveraging advanced manufacturing technology domestically and partnering with local suppliers in the United States, we aim to build a supply chain that is both shorter and more responsive to market demand.

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

Ink, coating, resin, sound padding, and glue are the principal raw materials used in our floorcovering products. We consider major suppliers to be those that accounted for more than 10% of the cost of revenues. During the fiscal year ended December 31, 2025, we had two suppliers who collectively accounted for 44% of the total cost. During the fiscal year ended December 31, 2024, we had three suppliers who collectively accounted for 39% of the total cost. An interruption in the supply of these or other raw materials or sourced products used in our business or in the supply of suitable substitute materials or products would disrupt our operations, which could have a material adverse effect on our business. We continually evaluate sources of our principal raw materials for competitive costs, performance characteristics, brand value, and diversity of supply.

We have significant levels of sales in certain channels of distribution and reduction in sales through these channels could adversely affect our business.

A significant amount of our sales is generated through a few key customers, including large-sized wholesale distributors. We consider major customers to be those that accounted for more than 10% of sales revenues. For the fiscal year ended December 31, 2025, two major customers accounted for 69.7% of our total revenues. For the fiscal year ended December 31, 2024, two major customers accounted for a total of 77.0% of our total revenues. A change in strategy by these customers to emphasize products at a lower price point than we currently offer will limit future sales opportunities with these customers. The reductions of sales through this channel could adversely affect our business if we are not able to replace the volume through other sales outlets and product offerings.

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
37

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

Our audited financial statements for the fiscal year ended December 31, 2024 contain an explanatory paragraph regarding substantial doubt that the Company would continue as a going concern. As of and for the fiscal year ended December 31, 2025, the Company had a working capital of $4,965,652 and net cash used in operating activities of $5,681,238. As of and for the fiscal year ended December 31, 2024, the Company had a working capital deficit of $5,781,202 and net cash provided by operating activities of only $243,506. The Company may not have adequate liquidity to remain solvent and settle its obligations when payment become due. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Until we generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate our development plans. This may raise substantial doubts about our ability to continue as a going concern.

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

On May 30, 2023, the Company adopted the 2023 Equity Incentive Plan, or the 2023 Plan, for the purpose of granting share based compensation awards to current or prospective employees, directors, officers, advisors or consultants of the Company or its affiliates and align their interests with ours. The maximum aggregate number of shares of common stock we are authorized to issue pursuant to all awards under the 2023 Plan was 500,000. On December 31, 2024, the Company authorized an additional 1,000,000 shares of common stock under the 2023 Plan, bringing the total number of shares authorized under the 2023 Plan to 1,500,000. On December 31, 2025, the Company authorized an additional 2,000,000 shares of common stock under the 2023 Plan, bringing the total number of shares authorized under the 2023 Plan to 3,500,000 As of the date of this Annual Report, 1,500,000 shares of common stock were granted under the 2023 Plan. We may adopt other share incentive plans in the future that permits granting of share-based compensation awards to employees and directors, which will result in significant share-based compensation expenses to us.

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

42

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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Our common stock closed as high as $10.96 and as low as $0.1713 per share between January 1, 2025 and December 31, 2025 on NYSE American. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

NCP’s manufacturing facilities are located in Changzhou, Jiangsu Province, China. NCP has the land use right to two pieces of land of a total of 47,500 square meters where our offices and factories for production and research and development are located. Because private individuals or entities are not permitted to own title to the land, we hold the right to use the two pieces of land until 2064 and 2065, respectively. NCP has 97 units of 3D printing equipment in the facilities in China and has the capacity to produce more than 19,800 square meters of vinyl flooring per day. The land use right
, certain plant, research center and office are
collateral to NCP’s various short-term bank loans. Such short-term bank loans were in the amount of $
1,286,983
and
$3,972,984
 as of December 31, 2025 and December 31, 2024, respectively.

On July 26, 2021, NCP contracted with Changzhou Wanyuan Construction Engineering Co. to build a second phase of its factory to expand the 3D printing development and production. The amount required in the contract is $5.39 million. Construction is expected to complete in June 2025, and the second phase of the factory will be approximately 250,000 square feet.

On November 1, 2024, the Company started renting a facility in Fort Lawn, South Carolina, with an area of 106,610 square feet, which includes 4,560 square feet of office space and 98,400 square feet of industrial space. The premises is shared with NDC, our distribution center in the United States. The lease term is for 60 months commencing on November 1, 2024. The monthly base rent for the first year starting on November 1, 2024 is US$33,315.63 and is increased to US$34,315.09 for the second year starting on November 20, 2025, US$35,344.55 for the third year starting on November 20, 2026, US$36,404.88 for the fourth year starting on November 20, 2027, and US$37,497.03 for the fifth year starting on November 20, 2028.

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

In November 2024, NDC commenced legal proceedings against Ocean Networking and International Trading, LLC (“Ocean Networking”), for, amongst others, breach of contract relating to certain invoices issued by NDC for products supplied to Ocean Networking. The matter was settled in fiscal year 2025 pursuant to a settlement agreement between the parties.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock are currently quoted on the NYSE American under the symbol “NCL.”

On
April 10
, 2026, the closing price for the common stock on the NYSE American was $0.1
568
.

Record Holders

As of
April 10
, 2026, we had 2
8
 shareholders of record of our common stock. We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a number of our common stock are held through brokerage firms in “street name.”

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

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2025.

ITEM 6.	[RESERVED]
47

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

In April 2014, MARCO was established in China. All the import/export of our products is conducted through MARCO.

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

The Company typically enters into agreements with its customers where it’s set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to be paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $1,349,672 and nil were recognized as unearned revenue during the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, the Company had no investments in financial instruments.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the year ended December 31, 2025. The Company had no uncertain tax position for the years ended December 31, 2025 and 2024.

Recent Accounting Pronouncements

See the discussion of the recent accounting pronouncements contained in Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies”.

Results of Operations

Comparison of Years Ended December 31, 2025, and 2024

The following table sets forth key components of our results of operations during the years ended December 31, 2025 and 2024, both in dollars and as a percentage of our revenues.

	December 31,		December 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Revenues	13,601,451	100.0%	15,349,854	100.0%
Cost of revenues	10,024,453	73.7%	11,370,028	74.1%
Gross profit	3,576,998	26.3%	3,979,826	25.9%
Operating expenses
Selling expenses	9,874,283	72.6%	1,071,633	7.0%
General and administrative expenses	3,067,218	22.6%	3,798,777	24.7%
Research and development expenses	2,090,835	15.4%	783,356	5.1%
Loss from operations	(11,455,338)	(84.2)%	(1,673,940)	(10.9)%
Other Income (expenses)
Interest expense	(212,482)	(1.6)%	(470,900)	(3.1)%
Impairment loss on goodwill	-	-	(2,507,455)	(16.3)%
Interest income	588	0.0%	120	0.0%
Other income	1,857	0.0%	306,404	2.0%
Other expenses	(25)	(0.0)%	(32,371)	(0.2)%
Loss before taxes	(11,665,400)	(85.8)%	(4,378,142)	(28.5)%
Income tax expenses	(8,581)	(0.1)%	(1,733)	(0.0)%
Net loss	(11,673,981)	(85.8)%	(4,379,875)	(28.5)%
Other comprehensive income
Foreign currency translation adjustment	303,727	2.2%	1,823,453	11.9%
Total comprehensive loss	(11,370,254)	(83.6)%	(2,556,422)	(16.7)%

Revenues.
Our revenues were $13,601,451 for the year ended December 31, 2025, representing a decrease of $1,748,403 or 11.4% from $15,349,854 for the year ended December 31, 2024. The decrease was mainly due to a decrease in customer demand and sales volume for the year ended December 31, 2025 as compared to the same period of 2024 as a result of the new US tariff.

	For the Years Ended
	December 31,
	2025	2024
Sales of products	$13,601,451	$15,349,854
Total	$13,601,451	$15,349,854

Cost of Revenue.
Our cost of revenues was $10,024,453 for the year ended December 31, 2025, compared to $11,370,028 for the same period in 2024. Cost of revenues refers to the cost of material and labor cost. The percentage of direct material was over 90% of the total cost of revenues. The decrease of cost of revenues compared to the year ended December 31, 2024 was primarily due to the decrease in sales volume. We paid tariffs of $847,953 for the year ended December 31, 2025, and $290,424 for the year ended December 31, 2024. The increase in tariff was mainly due to the new higher US tariff against goods imported from China.

Gross profit and gross margin.
Our gross profit was $3,576,998 for the year ended December 31, 2025, compared with a gross profit of $3,979,826 for the same period in 2024. Gross margin was largely flat.

Selling expenses.
As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with sales operations. Our selling expenses increased by $8,802,650 to $9,874,283 for year ended December 31, 2025, from $1,071,633 for the year ended December 31, 2024, which was mainly caused by an increase of $8,065,592 in share-based compensation, an increase of $505,194 in rent from the new US warehouse, an increase of $143,218 in salaries and social insurance, and an increase of $82,058 in freight.

	Year Ended December 31,
	2025		2024		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salaries and social insurance	$473,639	4.8%	$330,421	30.9%	$143,218	43.3%
Share-based compensation	8,301,842	84.0%	236,250	22.0%	8,065,592	3414.0%
Freight	173,797	1.8%	91,739	8.6%	82,058	89.4%
Rent	551,524	5.6%	46,330	4.3%	505,194	1090.4%
Advertising fee	273,971	2.8%	274,840	25.6%	(869)	-0.3%
Travel fee	99,162	1.0%	91,497	8.5%	7,665	8.4%
Others	348	-	556	0.1%	(208)	-37.4%
Total selling expenses	$9,874,283	100.0%	$1,071,633	100.0%	$8,802,650	821.4%

General and administrative expenses.
As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $731,559 to $3,067,218 for the year ended December 31, 2025, from $3,798,777 for the same period in 2024. The decrease was mainly caused by a decrease of $1,279,532 in share-based compensation, a lack of $380,457 in impairment loss of equipment, a decrease of $111,661 in salary and social insurance, and partially offset by an increase in service fees of $586,786, an increase in office expense of $106,562, and other items with minor changes.

	Year Ended December 31,
	2025		2024		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and social insurance	$254,530	8.3%	$366,191	9.6%	$(111,661)	-30.5%
Share-Based Compensation-D&O	422,823	13.8%	1,702,355	44.8%	(1,279,532)	-75.2%
Service fees	1,404,552	45.8%	817,766	21.5%	586,786	71.8%
Royalty fee	26,736	0.9%	23,407	0.6%	3,329	14.2%
Entertainment expenses	48,739	1.6%	53,171	1.4%	(4,432)	-8.3%
Taxation	83,546	2.7%	82,265	2.2%	1,281	1.6%
Depreciation and amortization	87,266	2.8%	124,449	3.3%	(37,183)	-29.9%
Bad debt	-	-	(13,891)	-	13,891	-100.0%
Rent	40,443	1.3%	116,184	3.1%	(75,741)	-65.2%
Travel fee	38,173	1.2%	47,884	1.3%	(9,711)	-20.3%
Office expenses	424,139	13.8%	317,577	8.4%	106,562	33.6%
Impairment loss of equipment	-	-	380,457	10.0%	(380,457)	-100.0%
Other	236,271	7.7%	(219,038)	-	455,309	-207.9%
Total general and administrative expenses	$3,067,218	100.00%	$3,798,777	106.13%	$(731,559)	-19.3%

Research and development expenses.
Our research and development expenses were $ $2,090,835 for the year ended December 31, 2025, compared to $783,356 for the same period in 2024.

Impairment in goodwill
. In the year ended December 31, 2024, we recognized an impairment charge of $2,507,455 in goodwill resulted from the acquisitions of Cedar Modern Limited and Raleigh Industries Limited in 2024.

Net (loss) income.
As a result of the cumulative effect of the factors described above, our net loss was $11,673,981 for the year ended December 31, 2025 and $4,379,875 for the same period in 2024. The increase in net loss was primarily due to the decrease in gross profit and increase in operating expenses, partly offset by the lack of impairment in goodwill.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had cash of $1,030,612 and $245,164, respectively. To date, we have financed our operations primarily through our business operations, borrowings from our stockholders, related and unrelated parties, and proceeds from IPO.

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

The following table set forth a summary of its cash flows for the periods indicated:

	For the Years Ended
	December 31,
	2025	2024
Net cash used in operating activities	$(5,681,23 9)	$(1,233,491)
Net cash used in investing activities	$(891,768)	$(296,363)
Net cash (used in) provided by financing activities	$7,455,6 69	$(1,186,585)

Operating Activities

Net cash used in operating activities was $5,681,239 for the year ended December 31, 2025.
The net cash used in operating activities for the year ended December 31, 2025 was mainly due to our net loss of $11,673,981 adjusted for (i) a net increase of non-cash items of $9,674,865 which consisted primarily of share-based compensation, depreciation and amortization, and a tax payable write-off, and (ii) a net decrease of $3,682,123 in changes in operating assets and liabilities. The net decrease in changes in operating assets and liabilities was attributable primarily to an increase of $4,122,229 in inventory, a decrease of $2,128,954 in due to related party, and an increase of $520,042 in accounts receivable, partially offset by an increase of $1,469,948 in accruals and other payables, an increase of $1,471,485 in unearned revenue, and a decrease of $274,182 in prepayments.

Net cash used in operating activities was $1,233,491 for the year ended December 31, 2024. The net cash used in operating activities for the year ended December 31, 2024 was mainly due to our net loss of $4,379,875 adjusted for (i) a net increase of non-cash items of $4,945,053 which consisted primarily of share-based compensation, depreciation and amortization, and income from settlement of convertible notes, and (ii) a net decrease of $1,798,669 in changes in operating assets and liabilities. The net decrease in changes in operating assets and liabilities was attributable primarily to a decrease of $1,084,484 in unearned revenue and a decrease of $711,533 in accruals and other payables.

Investing Activities

Net cash used in investing activities was $891,768 for the year ended December 31, 2025. The net cash used in investing activities for the year ended December 31, 2025 mainly included the payments for construction in progress and purchasing equipment.

Net cash used in investing activities was $
296,363
for the year ended December 31, 2024. The net cash used in investing activities for the year ended December 31, 2024 was mainly attributable to payment for construction in progress.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $7,455,6
69
. The net cash provided by financing activities was mainly from the net proceeds of $8,228,59
7
from issuance of common stock, partly offset by net repayment for loan payable of $772,928.

Net cash used in financing activities for the year ended December 31, 2024 was $1,186,585. Net cash used in 2024 was mainly due to net repayment for bank borrowings and loans of $1,823,498, settlement of convertible notes of $500,000, partially offset by proceeds from related party of $1,136,913.

Contractual Obligations

The Company’s subsidiary NDC has two operating leases for its corporate office and warehouse. The lease contracts were within three years and the renewal was at landlord’s discretion.

Operating lease expenses were $438,854 and $168,331 for the years ended December 31, 2025 and 2024, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-22, which appear at the end of this Annual Report on Form 10-K.

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

Based on that evaluation of our disclosure controls and procedures as of December 31, 2025, in light of the material weakness in internal control over financial reporting discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective at the reasonable assurance level.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our internal control over financial reporting (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In the course of this review, we identified material a weakness in our internal control over financial reporting. We determined that we had not maintained sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2025.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, have determined, based on the procedures we have performed, that the audited consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the years ended December 31, 2025 and 2024 in accordance with U.S. Generally Accepted Accounting Principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table sets forth the names and ages, and titles of our executive officers and members of our Board of Directors.

Name	Age	Position
Lin Li	46	Chairman of the Board, Chief Executive Officer, President, Secretary, Treasurer
Sunny S. Prasad	52	Interim Chief Financial Officer
Kurtis W. Winn	60	Chief Operating Officer and Director
Bradley C. Lalonde	72	Independent Director; Chair of Audit Committee
Umesh Patel	69	Independent Director; Chair of Compensation Committee
Jing Zhang	46	Independent Director; Chair of Nominating and Corporate Governance Committee
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
56

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
57

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
58

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
Based upon a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% of a registered class of the our shares that no other reports were required, the Company believes that all directors did not comply during 2025 with the reporting requirements of Section 16(a) of the Exchange Act, due to their late filings of Form 3s and/or Form 4s.

ITEM 11.	EXECUTIVE COMPENSATION
Executive Compensation Table
The following summary compensation table sets forth the compensation earned by our named executive officers during the last two fiscal years as employees of the Company.
Summary Compensation Table
	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)
Lin Li	2025	130,000	-	-	-	130,000
Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer	2024	120,000	-	-	-	120,000
Sunny S. Prasad (2)	2025	-	-	-	-	-
Interim Chief Financial Officer	2024	-	-	-	-	-
David M. Kratochvil (1)	2025	-	-	-	-	-
Former Chief Financial Officer	2024	20,000	-	-	-	20,000
Kurtis W. Winn	2025	100,000	-	-	-	100,000
Chief Operating Officer and Director	2024	100,000	-	-	-	100,000

(1) Mr. Kratochvil serves as the Chief Financial Officer of the Company effective on July 14, 2023. On April 15, 2024, Mr. Kratochvil resigned as the CFO.
(2) On April 15, 2024, Mr. Prasad was appointed as the interim CFO of the Company.
59

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
The following table and related footnotes summarize the compensation accrued by the Company to each non-employee director for 2025:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	$	$	$	$	$	$	$
Bradley C. Lalonde	20,000	155,996	-	-	-	-	175,996
Umesh Patel (1)	15,000	129,969	-	-	-	-	144,969
Jing Zhang (2)	15,000	95,702	-	-	-	-	110,702

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
60

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
The maximum aggregate number of shares of common stock which may be issued pursuant to all awards under the 2023 Plan is 3,500,000.The following table sets forth information concerning outstanding equity awards of the Company for each of the named executive officers as of the end of the fiscal year ended December 31, 2025.

Outstanding Equity Awards at 2025 Fiscal Year-End

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
61

Number of Shares Authorized.
 Prior to the reverse share split, the 2023 Plan initially provided for an aggregate of Four Million (4,000,000) shares of common stock to be available for awards, which was then increased to Twelve Million (12,000,000) shares of common stock. After the reverse share split on October 7, 2025, the number of shares of common stock available under the 2023 Plan was accordingly reduced from 12,000,000 to 1,500,000. This was then further increased to 3,500,000 shares of common stock pursuant to an ordinary resolution passed by the Company at its annual general meeting on December 31, 2025. If an award is forfeited or if any option terminates, expires or lapses without being exercised, the common stock subject to such award will again be made available for future grant. Shares of common stock that are used to pay the exercise price of an option or that are withheld to satisfy the participant’s tax withholding obligation will not be available for re-grant under the 2023 Plan.
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
62

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
April 14, 2026
63

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
The
calculations in the table below are based on 53,733,083 shares of common stock and 625,000 shares of Series A Preferred Stock issued and outstanding as of April 10, 2026, and do not include common stock issuable upon exercise of outstanding warrants. Each share of common stock entitles the holder to one vote and share of Series A Preferred Stock entitles the holder to ten votes on any matter on which action of the stockholders of the corporation is sought. The Series A Preferred Stock will vote together with the common stock. As of April 10, 2026, we had 28 stockholders of record.
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

	Common Stock Beneficially Owned		Series A Preferred Stock Beneficially Owned		Percentage of Voting Power
	Number	%	Number	%
Directors and Executive Officers:
Lin Li (Chairman, President, CEO, Treasurer and Secretary)	1,803,750	3.4%	625,000	100%	13.4%
Sunny S. Prasad (CFO)	0	-	0	-	-
Kurtis W. Winn (Chief Operating Officer and Director)	0	-	0	-	-
Bradley C. Lalonde (Independent Director)	31,527	*	0	-	*	%
Umesh Patel (Independent Director)	22,448	*	0	-	*	%
Jing Zhang (Independent Director)	5,725	*	0	-	*	%
All Directors and Executive Officers as a Group	1,863,450	3.5%	625,000	100%	13.5%
Principal Stockholders holding 5% or more:
Lin Li (Chairman, President, CEO, Treasurer and Secretary)	1,803,750	3.4%	625,000	100%	13.4%
* less than 1%

64

Equity Compensation Plan

The following table provides information as of December 31, 2025 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	2,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,000,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Employment Agreements and Indemnification Agreements

See “ITEM 11. EXECUTIVE COMPENSATION—Employment Agreements with Executive Officers and Employee Director”.
Other Transactions with Related Parties
During the fiscal years ended December 31, 2025 and 2024, Lin Li, our Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer, provided working capital to support the Company’s operations when needed. The borrowings were unsecured, due on demand, and interest free.  As of December 31, 2025, the Company was owed $1,834,784 by Lin Li.  As of December 31, 2024, the Company owed Lin Li $1,416,432.
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
65

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
On May 29, 2025, LAO Professionals (“LAO”) was appointed as the Company’s independent registered public accounting firm. Prior to May 29, 2025, WWC, P.C. has served as the Company’s independent registered public accounting firm since November 2021. The following table sets forth the aggregate fees for professional services rendered by LAO for the year ended December 31, 2025:
2025
Audit Fees (1)	$64,000
Audit-Related Fees (2)	2,500
Tax Fees	-
All Other Fees	-
Total	$66,500
The following table sets forth the aggregate fees for professional services rendered by WWC, P.C. for the year ended December 31, 2024:

2024
Audit Fees (1)	$135,000
Audit-Related Fees (2)	50,000
Tax Fees	-
All Other Fees	-
Total	$145,000

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
66

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
Exhibit Number	Description
3.1
Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

3.2
Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

3.3
Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

3.4
Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

3.5
Bylaws (incorporated by reference to Exhibit 3.5 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

3.6
Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-41816), filed with the Securities and Exchange Commission on October 7, 2025)

3.7
Certificate of Amendment to Designation (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K (File No. 000-41816), filed with the Securities and Exchange Commission on October 7, 2025)

3.8
Certificate of Correction to Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K (File No. 000-41816), filed with the Securities and Exchange Commission on October 7, 2025)

3.9
Certificate of Correction to Certificate of Amendment to Designation (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K (File No. 000-41816), filed with the Securities and Exchange Commission on October 7, 2025)

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

67

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
10.22
Membership Interest Pledge Agreement dated January 27, 2025, by and among Benchwick LLC, 3DFLOR OPPORTUNITY, LP and 3D PRINTING DEV, LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on March 5, 2025)

10.23
Financing and Strategic Planning Advisory Agreement by and between the Company and Linkun Investment LLC dated December 18, 2025 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 23, 2025)

10.24
Operation and Strategic Planning Advisory Agreement by and between the Company and Lu Wang dated December 19, 2025 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on December 23, 2025)

14.1
Code of Business Conduct and Ethics of the Company (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1 File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

14.2
Insider Trading Policy (incorporated by reference to Exhibit 14.2 of our Registration Statement on Form S-1 (File No. 333-273246), as amended, initially filed with the Securities and Exchange Commission on July 14, 2023)

21.1*	List of Subsidiaries
23.1*	Consent of LAO Professionals
68

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of our Annual Report on Form 10-K filed with the SEC on April 15, 2024)
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

NORTHANN CORP.

Dated: April 14, 2026	By:	/s/ Lin Li
Lin Li
Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lin Li	Chairman of the Board, Chief Executive Officer,	April 14, 2026
Lin Li	President, Secretary, and Treasurer (Principal Executive Officer)

/s/ Sunny S. Prasad	Interim Chief Financial Officer	April 14, 2026
Sunny S. Prasad	(Principal Financial Officer and Interim Principal Accounting Officer)

/s/ Kurtis W. Winn	Chief Operating Officer and Director	April 14, 2026
Kurtis W. Winn

/s/ Bradley C. Lalonde	Director	April 14, 2026
Bradley C. Lalonde

	Director	April 14, 2026
Umesh Patel

/s/ Jing Zhang	Director	April 14, 2026
Jing Zhang
70

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Northann Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northann Corp. (the "Company") as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the results of its consolidated operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company suffered an accumulated deficit of $(21,367,799) and a net loss of $(11,673,981). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regards to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue recognition

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue when its customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. For the year ended December 31, 2025, the Company recognized revenue of $13,601,451 through multiple distribution channels, including wholesale distribution and retail sales. During the fiscal year, the Company significantly expanded its retail channel, with retail sales increasing from 0.19% to 7.09% of total revenue, and entered into new vendor agreements with several major home improvement retail chains in North America.

Auditing the Company's revenue recognition was complex due to the significant expansion of distribution channels during the year and the varying terms across wholesale and retail arrangements. The determination of when control transfers to the customer required evaluation of the specific shipping terms and delivery arrangements for each channel, particularly as the Company transitioned to new retail partnerships with different contractual terms than its existing wholesale relationships.

How We Addressed the Matter in Our Audit
To test revenue recognition, our audit procedures included, among others, evaluating the Company's revenue recognition policies for compliance with ASC 606, reviewing a sample of sales contracts and purchase orders across both wholesale and retail channels to assess the appropriateness of the timing of revenue recognition, and testing whether revenue was recorded in the correct period by examining shipping documentation and delivery confirmations near the year-end. We also evaluated management's disclosures related to the disaggregation of revenue by channel and product line and concluded that revenue recognition was appropriate.

/S/ Lateef Awojobi
LAO PROFESSIONALS
(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company's auditor since 2025.

April 14, 2026
F-2

NORTHANN CORP.
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$1,030,612	$245,164
Accounts receivable, net	3,512,715	3,106,561
Inventory	6,185,698	1,995,611
Prepaid expense	573,094	490,948
Other receivables and other current assets	50,075	74,984
Due from related party	985,018	-
Total Current Assets	12,337,212	5,913,268

Property, plant and equipment, net	3,507,401	3,894,434
Construction in progress	2,127,295	1,258,701
Intangible assets, net	994,928	977,986
Operating lease right-of-use assets, net	1,466,512	1,822,266
Security deposits	9,030	9,030

TOTAL ASSETS	$20,442,378	$13,875,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and other payables and accruals	$4,322,020	$2,600,469
Unearned revenue	1,349,672	-
Operating lease liabilities, current	374,585	355,754
Loan payable, current	1,302,745	4,699,081
Tax payable	22,538	601,317
Due to related party	-	1,416,432
Total Current Liabilities	7,371,560	9,673,053

Operating lease liabilities, non-current	1,091,927	1,466,512
Loan payable, non-current	2,968,709	136,947

TOTAL LIABILITIES	11,432,196	11,276,512

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – Series A: $0.001 par value, 20,000,000 shares authorized, 625,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024*	625	625
Preferred stock – Undesignated: 80,000,000 authorized, $0.001 par value, No shares issued and outstanding	-	-
Common stock: $0.001 par value, 400,000,000 shares authorized, 22,933,083 shares issued and outstanding as of December 31, 2025 and 6,933,050 shares issued and outstanding as of December 31, 2024*	22,933	6,933
Subscription receivable	(12,706,602)	(1,375,000)
Additional paid-in Capital	41,709,686	15,540,071
Accrued compensation expense	-	(2,927,250)
Accumulated deficit	(21,367,799)	(9,693,818)
Accumulated other comprehensive income	1,351,339	1,047,612
Total stockholders’ deficit	9,010,182	2,599,173
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,442,378	$13,875,685

*	Retroactively reflect 1-for-8 reverse stock split effective on October 7, 2025. (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF
OPERATIONS
AND COMPREHENSIVE LOSS
(In U.S. dollars)

	Year Ended
	December 31,
	2025	2024

Revenue	$13,601,451	$15,349,854
Cost of revenue	10,024,453	11,370,028
Gross Profit	3,576,998	3,979,826

Operating Expenses
Selling	9,874,283	1,071,633
General and administrative	3,067,218	3,798,777
Research and development	2,090,835	783,356
Total Operating Expenses	15,032,336	5,653,766

LOSS FROM OPERATIONS	(11,455,338)	(1,673,940)

Other Income (Expense)
Interest income	588	120
Interest expense	(212,482)	(470,900)
Other income	1,857	306,404
Other expense	(25)	(32,371)
Impairment loss i n goodwill	-	(2,507,455)
Total other income (expense)	(210,062)	(2,704,202)

LOSS BEFORE TAXES	(11,665,400)	(4,378,142)

Income tax expense	(8,581)	(1,733)

NET LOSS	$(11,673,981)	$(4,379,875)

Other comprehensive income
Foreign currency translation adjustment	303,727	1,823,453

Total comprehensive loss	$(11,370,254)	$(2,556,422)

Basic and dilutive earnings per share	$(0.82)	$(1.33)

Weighted average common shares outstanding - basic*	14,304,671	3,283,499
Weighted average common shares outstanding - diluted*	14,304,671	3,283,499

*

Retroactively reflect 1-for-8 reverse stock split effective on October 7, 2025. (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In U.S. dollars)

								Accumulated
	Preferred Stock		Common Stock			Additional		Other	Total
	Number of Shares*	Par Value	Number of Shares*	Par Value	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Deficit

Balance - December 31, 2023	625,000	$625	2,672,500	$2,673	$(25,000)	$6,694,098	$(5,313,943)	$(775,841)	$582,612
Issuance of common stock	-	-	4,260,550	4,260	(1,350,000)	8,845,973	-	-	7,500,233
Net loss	-	-	-	-	-	-	(4,379,875)	-	(4,379,875)
Accrued compensation expense	-	-	-	-	-	(2,927,250)	-	-	(2,927,250)
Accumulated other comprehensive income	-	-	-	-	-	-	-	1,823,453	1,823,453
Balance - December 31, 2024	625,000	$625	6,933,050	$6,933	$(1,375,000)	$12,612,821	$(9,693,818)	$1,047,612	$2,599,173

								Accumulated
	Preferred Stock		Common Stock			Additional		Other	Total
	Number of Shares*	Par Value	Number of Shares*	Par Value	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Deficit

Balance - December 31, 2024	625,000	$625	$6,933,050	$6,933	$(1,375,000)	$12,612,821	$(9,693,818)	$1,047,612	$2,599,173
Reverse stock split rounding shares			35
Net loss	-	-	-	-	-	-	(11,673,981)	-	(11,673,981)
Issuance of common stock		-	15,000,000	15,000	(11,331,602)	19,545,200	-	-	8,228,598
Issuance of common stock for services	-	-	999,998	1,000	-	6,624,415	-	-	6,625,415
Accrued compensation expense						2,927,250			2,927,250
Accumulated other comprehensive income	-	-	-	-	-			303,727	303,727
Balance - December 31, 2025	625,000	$625	22,933,083	$22,933	$(12,706,602)	$41,709,686	$(21,367,799)	$1,351,339	$9,010,182

*	Retroactively reflect 1-for-8 reverse stock split effective on October 7, 2025. (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. dollars)

	Year Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,673,981)	$(4,379,875)
Net income from discontinued operations
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	661,705	645,493
Share-based Compensation	9,552,665	2,042,105
Impairment of goodwill	-	2,507,455
Income from settlement of convertible notes	-	(250,000)
Lease expense	438,854	168,331
Tax payable write-off	(539,505)	-
Changes in operating assets and liabilities:
Accounts receivable	(520,042)	(491,103)
Inventory	(4,122,229)	649,877
Other receivable	27,427	52,328
Prepayments	274,182	(179,546)
Accounts payable	(108,585)	(41,968)
Accruals and other payables	1,469,948	(705,645)
Unearned revenue	1,471,485	(1,084,484)
Accrued interest	(4,510)	9,234
Operating lease payment	(438,854)	(168,331)
Tax payable	(40,845)	(7,362)
Due to related party	(2,128,954)	-
Net Cash (Used in) Operating Activities	(5,681,239)	(1,233,491)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(100,289)	-
Payments for construction	(791,479)	(296,363)
Net Cash (Used in) Investing Activities	(891,768)	(296,363)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	6,853,597	-
Stock Subscription Receivable	1,375,000	-
Amounts received from related parties	-	1,136,913
Proceeds from loan payable, non-current	2,778,137	-
Proceeds from bank borrowings	-	726,099
Repayments of loan payable, current	(3,551,065)	(1,704,697)
Repayment of secured borrowing arrangement	-	(844,900)
Settlement of convertible notes	-	(500,000)
Net Cash Provided by (Used in) Financing Activities	7,455,669	(1,186,585)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(97,214)	1,856,389

Net change in cash and cash equivalents	785,448	(860,050)
Cash and cash equivalents, beginning of period	245,164	1,105,214
Cash and cash equivalents, end of period	$1,030,612	$245,164

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$8,581	$246,140
Cash paid for interest	$216,992	$120,525

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31 2025
AND 202
4
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

In October and November 2024, the Company acquired Cedar Modern Limited and Raleigh Industries Limited, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 202
5
, the Company had a working capital of $
4,965,653
and net cash used in operating activities of $
5,681,238
for the year ended December 31, 202
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

In February 2026, the Company received a purchase order of approximately $2.0 million from a leading Midwest home improvement retailer for Benchwick flooring products. This order, together with the Company’s existing vendor relationships with several major North American home improvement retail chains, demonstrates the growing market acceptance of the Company’s 3D-printed flooring products.

Subsequent to December 31, 2025, the Company has received partial payments toward the subscription receivable balance of $12,706,602. Management has obtained payment commitments from the subscription holders and expects substantially all of the remaining subscription receivable balance to be collected during the first and second quarters of fiscal year 2026. The collection of these amounts will significantly strengthen the Company’s cash position and liquidity, extending the Company’s cash runway well beyond twelve months from the date of these financial statements. Management believes the subscription receivable is fully collectible based on the following factors: (i) the subscription holders have demonstrated their intent and ability to pay through partial payments received subsequent to the balance sheet date; (ii) the subscription agreements are legally binding and enforceable; (iii) the Company has maintained active communication with all subscription holders regarding payment schedules; and (iv) management is not aware of any indicators of financial distress or inability to pay on the part of any subscription holder. Accordingly, no allowance for credit losses has been recorded against the subscription receivable as of December 31, 2025.

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

The Company typically enters into agreements with its customers where its set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $
1,349,672
and $nil were recognized as revenue from unearned revenue during the years ended December 31, 2025 and 2024.

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
5
and 202
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

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 202 5	RMB 6.9931 to $1	HKD 7.8 to $1
December 31, 202 4	RMB 7.2993 to $1	HKD 7.7677 to $1

Income statement and cash flows items
For the year ended December 31, 202 5	RMB 7.1875 to $1	HKD 7.8 to $1
For the year ended December 31, 2024	RMB 7.1957 to $1	HKD 7.803 to$1

Cash

Cash consists of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

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

Allowance for doubtful accounts was nil and nil as of December 31, 2025 and 2024.

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
No impairment loss
has been recorded by the Company in the years ended December 31, 202
5
and 202
4
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

	2025	2024

Net loss	$(10,673,981)	$(4,379,875)

Weighted average number of shares of common stock outstanding - basic *	14,304,671	3,283,499
Add: potentially dilutive effect of shares issuable upon exercise of warrants	-	-

Weighted average number of shares of common stock outstanding - diluted *	14,304,671	3,283,499

Net loss per ordinary share
-Basic	$(0.82)	$(1.33)
-Diluted	$(0.82)	$(1.33)

* Retrospectively restated for the effect of 1-for-8 reverse stock split. (Note 16)

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
5
and 202
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

Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company generally uses the base, non-cancellable, lease term when determining the lease assets and liabilities.

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

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31, 2025	December 31, 2024
Gross accounts receivable	$3,512,715	$3,106,561
Total	$3,512,715	$3,106,561

There was no allowance for doubtful accounts recorded as of December 31, 2025, and 202
4.

4.	OTHER RECEIVABLES

Other receivables consist of the following:

	December 31, 2025	December 31, 2024

Deposit and other assets	$50,075	$74,984
Total	$50,075	$74,984

5.	INVENTORY, NET

Inventories, net, consist of the following:

	December 31, 2025	December 31, 2024
Raw materials and components	$1,636,052	$1,517,697
Finished goods	4,549,646	477,913
Total	6,185,698	1,995,611
less: Impairment	-	-
Inventories, net	$6,185,698	$1,995,611

6.	EQUIPMENT, NET

Equipment, net consists of the following:

	December 31, 2025	December 31, 2024

Manufacturing equipment	8,699,909	8,315,845
Office equipment	402,313	314,748
Less: Accumulated depreciation	5,594,821	4,736,159
Total	$3,507,401	$3,894,434

Depreciation expenses charged to the consolidated statements of operations for the years ended December 31, 2025 and 2024 were $637,948 and $625,434, respectively.

7.	INTANGIBLE ASSETS , NET

	December 31, 2025	December 31, 2024

Land use right	$1,133,437	$1,087,291
Software	24,167	23,154
less: Accumulated amortization	162,676	132,459
	$944,928	$977,986

The Company has pledged its land use rights at No. 199, Newtag, Wujin District, Changzhou, Jiangsu Province, China, 213000 to Industrial and Commercial Bank of China Limited as a collateral for securing its loans.

8.	LOAN PAYABLE

Short-term and long-term loans as of December 31, 2025 and December 31, 2024 represents mainly bank borrowings obtained from financial institutions in the PRC.

The short-term and long-term bank borrowings were secured by land use right. The weighted average interest rate for the bank borrowings for the years ended December 31, 202
5
and 202
4
was approximately 4.45% and 4.30%, respectively.

Current

Bank	Loan period	Interest rate	Balance at December 31, 2025	Balance at December 31, 2024

Industrial and Commercial Bank of China	June 4, 2024-June 12, 2025	4.35%	$-	$1,369,994
Industrial and Commercial Bank of China	June 4, 2024-June 10, 2025	4.35%	-	1,369,994
Jiangnan Rural Commercial Bank	July 28, 2025-March 28, 2026	4.55%	1,286,983	1,232,994
Agricultural Bank of China, Changzhou Zhonglou Sub-branch	July 26, 2024-August 23, 2025	3.25%	-	726,097
Auto Loan, current	From June 16, 2025 to June 30, 2030	1.99%	15,762	-
Total			$1,302,745	$4,699,080

Non-current

Bank	Loan period	Interest rate	Balance at December 31, 2025	Balance at December 31, 2024
Industrial and Commercial Bank of China	June 13, 2025-June 13, 2028	3.45%	$1,358,481	$-
Industrial and Commercial Bank of China	June 13, 2025-June 13, 2028	3.45%	1,429,981	-
EIDL Loan	From June 26, 2020 to June 25, 2050	3.75%	133,971	136,947
Auto Loan, non-current	From June 16, 2025 to June 30, 2030	1.99%	46,276	-
Total			$2,968,709	$136,947

9.	BALANCES WITH RELATED PARTY

1)	Related party transactions

For the year
s
ended December 31, 202
5 and 2024
, the Company’s related party provided working capital to support the Company’s operations when needed. The borrowings were unsecured, due on demand, and interest free. The following table summarizes borrowing transactions with the Company’s related party:

2)	Related party balances

Accounts	Name of Related Party	Note	December 31, 2025	December 31, 2024
Amount due (from) to related party	Lin Li, Chief Executive Officer and Chairman of the Board		$(985,018)	$1,416,432

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations.

10.	EQUITY

Preferred Stock

The Company is authorized to issue 500,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock, par value US$0.001 per share, and 100,000,000 shares of p ref
erred stock,
p
ar value US$0.001 per share. 20,000,000 shares were designated to be series A preferred stock (the “Series A Preferred Stock”) out of the 100,000,000 shares of blank check preferred stock. Each share of common stock is entitled to one vote and each share of Series A Preferred Stock is entitled to ten votes on any matter on which action of the stockholders of the corporation is sought. The Series A Preferred Stock will vote together with the common stock. Common stock and Series A Preferred Stock are not convertible into each other. Holders of Series A Preferred Stock are not entitled to receive dividends. The Series A Preferred Stock does not have liquidation preference over the Company’s Common Stock, and therefore ranks pari passu with the Common Stock in the event of liquidation.

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

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2024 and 2023. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carry back of losses is not permitted. If not utilized, the PRC net operating loss will expire in 2026.

The income tax expense was $8,581

and $
1,733
for the years ended December 31, 202
5
and 202
4
, respectively.

The income tax provision consists of the following components:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Current:
Federal	$4,097	$-
State	4,484	(108)
Foreign		1,841
Total current	$8,581	$1,733

Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred	$-	$-
Total income tax expense	$8,581	$1,733

A reconciliation between the Company’s actual provision for income taxes and the provision at the United States statutory rate is as follow:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Loss before income tax expense	$(11,665,400)	$(4,378,142)
Statutory tax rate	27.98%	29.84%
Income tax computed at statutory income tax rate	(3,264,399)	(1,306,437)
Impact of different tax rates in other jurisdictions	65,531	1,115,557
Tax effect of non-deductible expenses	2,673,577	192,615
Change in valuation allowance	533,872	-
Total income tax expense	$8,581	$1,733

The effective tax rate were (0.07%) and (0.04%) for the years ended December 31, 202
5
and 202
4
, respectively.

At December 31, 2025 and 2024, the Company had net operating loss (“NOL”) carry-forwards for income tax purposes. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the net deferred tax assets for the NOL as of December 31, 2025, was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a full valuation allowance.

Uncertain tax positions

The Company did not have any uncertain tax positions during the years ended December 31, 202
5
and 202
4
.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the consolidated financial statements as of December 31, 2025. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of December 31, 2025 and 2024, respectively.

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

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions. For the years ended December 31, 202
5
and 202
4
, the Company contributed a total of
$67,853

and $
67,699
, respectively, to these funds.

13.	OPERATING LEASE

The Company has an operating lease for its office facilities. The lease is located at 9820 Dino Drive, Suite 110, Elk Grove, California, 95624, which consist of approximately 3,653 square feet. The initial lease term commenced on August 1, 2020 and ended on August 31, 2023.
The lease was renewed for additional 36 months to end on August 31, 2026
.

The Company has an operating lease for its warehouse facilities. The lease is located at 2251 Catawba River Road, Fort Lawn, SC, which consist of approximately 106,610 square feet. The lease term commenced on August 20, 2024 and will end on August 31, 2029.

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

The following table provides a summary of leases by balance sheet location as of December 31, 202
5
and 202
4
:

Assets/liabilities	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$1,466,512	$1,822,266

Liabilities
Operating lease liability - current	$374,585	$355,754
Operating lease liability - non-current	1,091,927	1,466,512
Total lease liabilities	$1,466,512	$1,822,266

The operating lease expenses for the year ended December 31, 202
5
and 202
4
were as follows:

Lease Cost	Classification	December 31, 2025	December 31, 2024
Operating lease expense	General and administrative expenses	$438,854	$438,854

Maturities of operating lease liabilities as of December 31, 202
5
 were as follows:

Maturity of Lease Liabilities	Operating Leases
Within one year	$439,278
Within a period of more than one year but not more than two years	428,376
Within a period of more than two year but not more than three years	441,227
Within a period of more than three year but not more than four years	299,976
Within a period of more than four years but not more than five years	-
More than five years	-
Total lease commitment	$1,608,857
Less: interest	(142,345)
Present value of lease payments	$1,466,512

Lease liabilities include lease and non-lease component such as management fee.

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	3.62	4.57

Weighted-average discount rate (%)
Operating leases	5%	5%

14.	CONCENTRATIONS AND CREDIT RISK

(a)

Concentrations

During the fiscal year ended December 31, 2025, two customers accounted for nearly 69.7% of the Company’s revenues. During the fiscal year ended December 31, 2024, two customers accounted for nearly
77
% of the Company’s revenues.
No
other customer accounted for more than
10
% of the Company’s revenue in the year ended December 31, 2025 and no other customer accounted for more than 6% in the year ended December 31, 2024.

As of December 31, 202
5
, one customer accounted for
 78
% of the Company’s accounts receivable. As of December 31, 202
4
, five customers accounted for 94% of the Company’s accounts receivable. No other customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 202
5
and no other customer accounted for more than 3% as of December 31, 202
4
.

During the fiscal year ended December 31, 202
5
,
two
suppliers accounted for a total of
44%
of the Company’s cost of revenues. During the fiscal year ended December 31, 202
4
, suppliers accounted for a total of
39
% of the Company’s cost of revenues. No other supplier accounted for over 10% of the Company’s cost of revenues in the year ended December 31, 2025 and no other supplier accounted for over 4% in the year ended December 31, 2024.

As of December 31, 202
5
, one supplier accounted for a total of 20% of the Company’s accounts payable. As of December 31, 202
4
, one supplier accounted for over 10% of the Company’s accounts payable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 202
5
and 202
4
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

Effective on October 7, 2025, the Company implemented a
1-for-8
 reverse stock split of the issued and outstanding shares. Under the reverse split, every eight shares of the issued and outstanding shares were converted into one share of the same kind, with a par value of $0.001 each. Except as otherwise indicated, all information in the consolidated financial statements concerning share and per share data gives retroactive effect to the
1-for-8
 reverse stock split. The total number of outstanding common shares immediately before the reverse split was 179,797,995 and immediately after the reverse split was 22,474,784. The total number of outstanding preferred shares immediately before the reverse split was 5,000,000 and immediately after the reverse split was 625,000.

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

In January 2026, the Company issued

an aggregate of
12,500,000 shares of common stock to the designee
s
of Kingsford Consultancy Ltd. pursuant to the Asset Purchase Agreement entered with Kingsford Consultancy Ltd.
on November 23, 2025.

In January and March 2026, the Company issued

an aggregate of
8,000,000
and 7,000,000

shares of common stock
, respectively,
to the designee
s
of Asia Resource Holdings Limited pursuant to the Development Agreement entered with Asia Resource Holdings Limited
on November 23, 2025.

In February 2026, the Company issued an aggregate of 1,800,000 shares of common stock to the designees of Linkun Investment LLC pursuant to the
Financing and Strategic Planning Advisory Agreement entered with Linkun Investment LLC on December 18, 2025.

In February 2026, the Company issued an aggregate of
1,500,000
shares of common stock to a designee of
Lu Wang
pursuant to the
Operation and Strategic Planning Advisory Agreement entered with Lu Wang on December 19, 2025.

19.	UNRESTRICTED NET ASSETS

The following presents condensed financial information
of
Northann Corp:

Condensed Financial Information on Financial Position

	As of December 31,
	2025	2024
Cash	200	-
Amounts due from subsidiaries	10,907,404	4,422,688
Total current assets	10,907,404	4,422,688
All other non-current assets	1,443,566	-
Interests in a subsidiary	8,941,175	9,452,997
Total Assets	21,292,144	13,875,685

Liabilities and Stockholders’ Deficit
All other current liabilities	431,276	358,626
Amounts due to subsidiaries	11,850,686	10,881,994
Total current liabilities	12,281,962	11,240,620
Non-current liabilities	-	35,892
Total Liabilities	12,281,962	11,240,620

Stockholders’ Equity (Deficit)
Preferred stock,100,000,000 shares authorized – Series A, $0.001 par value, 20,000,000 shares designated, 5,000,000 shares issued and outstanding as of December 31, 2024 and 2023 *	625	625
Common stock, $0.001 par value, 400,000,000 shares authorized, 55,464,000 and 20,000,000 shares issued and outstanding as of December 31, 2024 and 2023 , respectively*	22,933	6,933
Subscription receivable	(12,706,602)	(1,375,000)
Additional Paid-in Capital	41,709,686	15,540,071
Accrued compensation expense	-	(2,927,250)
(Accumulated deficit) re tained earnings	(21,367,799)	(9,693,818)
Accumulated other comprehensive loss	1,351,339	1,047,612
Total Stockholders’ Equity	9,010,182	2,599,173
Total Liabilities and Stockholders’ Deficit	21,292,144	13,875,685

*	Retrospectively restated for the effect of 2-for-1 reverse stock split. (Note 18)

Condensed Financial Information on Resu
lts
of Operations

	For th e y ea rs ended December 31,
	2025	2024
Revenue	-	250,000
Cost or revenues	-	-
Operating expenses	10,133,014	2,668,613
Income taxes	-	1,733
L oss – Parent only	(10,133,014)	(2,420,347)
I ncome (loss) – Subsidiaries with unrestricted net assets	(1,337,454)	1,175,106
Loss – Subsidiaries with restricted net assets	(203,513)	(3,134,633)
Net loss – Con s o lid ated	(11,673,981)	(4,379,875)

Condensed Financial Information on Cash Flows

	For the years ended December 31,
	2025	2024
Cash used in operating activities	(10,133,014)	(2,420,347)
Cash used in investing activities	-	-
Cash provided by financing activities	10,133,214	2,419,977
Net cash flows	200	(370)
Beginning cash balance	-	370
Ending cash balance	200	-

(i)	Basis of presentation

The condensed financial information reflects
the
accounts of the Company. The condensed financial information should be read in connection with the consolidated finan cial
stat
eme
nts and notes thereto. The condensed financial information is presented as if the incorporation of the Company were in effect since January 1, 2020,

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
5
and 202
4
, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

