Form 10-Q
period 2026-03-31
Northann Corp.
filed 2026-05-19
CIK 1923780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2026

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
May 15
, 2026, the registrant had
53,733,083
shares of common stock and
625,000
shares of Series A Preferred Stock outstanding.

Northann Corp.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

NORTHANN CORP.
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$239,641	$1,030,612
Accounts receivable, net	3,850,848	3,512,715
Inventory	6,065,681	6,185,698
Prepaid expense	708,545	573,094
Other receivables and other current assets	28,242	50,075
Tax recoverable	18,136	-
Due from related party	1,643,288	985,018
Total Current Assets	12,554,381	12,337,212

Property, plant and equipment, net	3,404,651	3,507,401
Construction in progress	2,364,488	2,127,295
Intangible assets, net	11,085,329	994,928
Operating lease right-of-use assets, net	1,372,742	1,466,512
Security deposits	9,030	9,030

TOTAL ASSETS	$30,790,621	$20,442,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and other payables and accruals	$5,970,838	$4,322,020
Unearned revenue	674,690	1,349,672
Operating lease liabilities, current	373,584	374,585
Loan payable, current	1,318,477	1,302,745
Tax payable	-	22,538
Total Current Liabilities	8,337,589	7,371,560

Operating lease liabilities, non-current	999,157	1,091,927
Loan payable, non-current	3,003,953	2,968,709

TOTAL LIABILITIES	12,340,699	11,432,196

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock – Series A: $0.001 par value, 20,000,000 shares authorized, 625,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	625	625
Preferred stock – Undesignated: 80,000,000 authorized, $0.001 par value, No shares issued and outstanding	-	-
Common stock: $0.001 par value, 400,000,000 shares authorized, 53,733,083 shares issued and outstanding as of March 31, 2026 and 22,933,083 shares issued and outstanding as of December 31, 2025	53,733	22,933
Subscription receivable	(11,879,902)	(12,706,602)
Additional paid-in Capital	53,137,586	41,709,686
Accumulated deficit	(24,263,124)	(21,367,799)
Accumulated other comprehensive income	1,401,004	1,351,339
Total stockholders’ equity	18,449,922	9,010,182
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,790,621	$20,442,378

*	Retroactively reflect 1-for-8 reverse stock split effective on October 7, 2025. (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In U.S. dollars)

	Three Months Ended
	March 31,
	2026	2025

Revenue	$4,961,778	$3,437,727
Cost of revenue	5,456,431	3,047,069
Gross Profit	(494,653)	390,658

Operating Expenses
Selling	388,664	1,021,999
General and administrative	1,734,321	1,481,255
Research and development	233,754	462,062
Total Operating Expenses	2,356,739	2,965,316

LOSS FROM OPERATIONS	(2,851,392)	(2,574,658)

Other Income (Expense)
Interest income	2	-
Interest expense	(43,935)	(56,056)
Other expense	-	(15)
Total other income (expense)	(43,933)	(56,071)

LOSS BEFORE TAXES	(2,895,325)	(2,630,729)

Income tax expense	-	-

NET LOSS	$(2,895,325)	$(2,630,729)

Other comprehensive income
Foreign currency translation adjustment	49,665	(206,395)

Total comprehensive loss	$(2,845,660)	$(2,837,124)

Basic and dilutive earnings per share	$(0.064)	$(0.028)

Weighted average common shares outstanding - basic*	45,115,306	95,464,000
Weighted average common shares outstanding - diluted*	45,115,306	95,464,000

*    Retroactively reflect 1-for-8 reverse stock split effective on October 7, 2025. (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In U.S. dollars)

								Accumulated
	Preferred Stock		Common Stock			Additional		Other	Total
	Number of Shares*	Par Value	Number of Shares*	Par Value	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity

Balance - December 31, 2024	625,000	$625	6,933,050	$6,933	$(1,375,000)	$12,612,821	$(9,693,818)	$1,047,612	$2,599,173
Issuance of common stock	-	-	5,000,000	5,000	(4,800,850)	8,128,000	-	-	3,332,150
Net loss	-	-	-	-	-	-	(2,630,729)	-	(2,630,729)
Accrued compensation expense	-	-	-	-	-	816,750	-	-	816,750
Accumulated other comprehensive income	-	-	-	-	-	-	-	(206,395)	(206,395)
Balance - March 31, 2025	625,000	$625	11,933,050	$11,933	$(6,175,850)	$21,557,571	$(12,324,547)	$841,217	$3,910,949

								Accumulated
	Preferred Stock		Common Stock			Additional		Other	Total
	Number of Shares*	Par Value	Number of Shares*	Par Value	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity

Balance - December 31, 2025	625,000	$625	$22,933,083	$22,933	$(12,706,602)	$41,709,686	$(21,367,799)	$1,351,339	$9,010,182
Net loss	-	-	-	-	-	-	(2,895,325)	-	(2,895,325)
Issuance of common stock for cash	-	-	-	-	826,700	-	-	-	826,700
Issuance of common stock for services	-	-	3,300,000	3,300	-	455,400	-	-	458,700
Issuance of common stock for capitalized software	-	-	27,500,000	27,500	-	10,972,500	-	-	11,000,000
Accumulated other comprehensive income	-	-	-	-	-	-	-	49,665	49,665
Balance - March 31, 2026	625,000	$625	53,733,083	$53,733	$(11,879,902)	$53,137,586	$(24,263,124)	$1,401,004	$18,449,922

*	Retroactively reflect 1-for-8 reverse stock split effective on October 7, 2025. (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHANN CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. dollars)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,895,325)	$(2,630,729)
Net income from discontinued operations
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,075,036	247,692
Share-based Compensation	458,700	816,750
Lease expense	111,712	86,294
Changes in operating assets and liabilities:
Accounts receivable	(335,528)	(641,101)
Inventory	142,449	(345,338)
Other receivable	22,444	45,729
Prepayments	(127,112)	(80,475)
Accounts payable	1,598,187	1,081,442
Accruals and other payables	34,094	1,135,641
Unearned revenue	(674,981)	-
Accrued interest	-	(4,510)
Operating lease payment	(111,712)	(86,294)
Tax payable	(40,844)	(635,568)
Due to related party	(658,281)	-
Net Cash (Used in) Operating Activities	(1,401,161)	(1,010,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,429)	-
Payments for construction	(207,150)	(149,042)
Net Cash (Used in) Investing Activities	(210,579)	(149,042)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stocks	-	3,332,150
Stock Subscription Receivable	826,700	-
Amounts received from related parties	-	(263,229)
Proceeds from bank borrowings	-	79,276
Repayments of loan payable, current	(8,406)	-
Net Cash Provided by (Used in) Financing Activities	818,294	3,148,197

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	2,474	(367,548)

Net change in cash and cash equivalents	(790,972)	1,621,140
Cash and cash equivalents, beginning of period	1,030,612	245,164
Cash and cash equivalents, end of period	$239,641	$1,866,304

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$44,128	$51,473

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for capitalized software	$11,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
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
Dotfloor is a U.S. distribution subsidiary of the Company
.

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

In October and November 2024, the Company acquired Cedar Modern Limited and Raleigh Industries Limited, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, the Company had a working capital of $4,216,792 and net cash used in operating activities of $1,401,161 for the three months ended March 31, 2026. The Company may not have adequate liquidity to remain solvent and settle its obligations when payment become due; these factors gave rise to substantial doubt that the Company would continue as a going concern. Management is closely monitoring its financial position, especially its working capital and cash position, as well as its gross profit margins where its positive results of operations will allow the Company to continue as going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

In February 2026, the Company received a purchase order of approximately $2.0 million from a leading Midwest home improvement retailer for Benchwick flooring products. This order, together with the Company’s existing vendor relationships with several major North American home improvement retail chains, demonstrates the growing market acceptance of the Company’s 3D-printed flooring products.

During the three months ended March 31, 2026, the Company has received partial payments toward the subscription receivable balance. Management has obtained payment commitments from the subscription holders and expects substantially all of the remaining subscription receivable balance to be collected during the first and second quarters of fiscal year 2026. The collection of these amounts will significantly strengthen the Company’s cash position and liquidity, extending the Company’s cash runway well beyond twelve months from the date of these financial statements. Management believes the subscription receivable is fully collectible based on the following factors: (i) the subscription holders have demonstrated their intent and ability to pay through partial payments received subsequent to the balance sheet date; (ii) the subscription agreements are legally binding and enforceable; (iii) the Company has maintained active communication with all subscription holders regarding payment schedules; and (iv) management is not aware of any indicators of financial distress or inability to pay on the part of any subscription holder. Accordingly, no allowance for credit losses has been recorded against the subscription receivable as of March 31, 2026.

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

The Company typically enters into agreements with its customers where its set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $674,690 and $nil were recognized as revenue from unearned revenue during the three months ended March 31, 2026 and 2025.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the three months ended March 31, 2026. The Company had no uncertain tax position for the three months ended March 31, 2026 and 2025.

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

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2026	RMB 6.8980 to $1	HKD 7.8 to $1
December 31, 2025	RMB 6.9931 to $1	HKD 7.8 to $1

Income statement and cash flows items
For the three months ended March 31, 2026	RMB 6.9218 to $1	HKD 7.8 to $1
For the three months ended March 31, 2025	RMB 7.1723 to $1	HKD 7.7774 to$1

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

Allowance for doubtful accounts was nil and nil as of March 31, 2026 and December 31, 2025.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment loss has been recorded by the Company in the three months ended March 31, 202
6
and 202
5
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

	March 31,
	2026	2025

Net loss	$(2,895,325)	$(2,630,729)

Weighted average number of shares of common stock outstanding - basic*	45,115,306	95,464,000
Add: potentially dilutive effect of shares issuable	-	-

Weighted average number of shares of common stock outstanding - diluted*	45,115,306	95,464,000

Net loss per ordinary share
-Basic	$(0.064)	$(0.028)
-Diluted	$(0.064)	$(0.028)

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

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2026	December 31, 2025
Gross accounts receivable	$3,850,848	$3,512,715
Total	$3,850,848	$3,512,715

There was no allowance for doubtful accounts recorded as of March 31, 2026, and December 31, 2025.

4.	OTHER RECEIVABLES

Other receivables consist of the following:

	March 31, 2026	December 31, 2025

Deposit and other assets	$28,242	$50,075
Total	$28,242	$50,075

5.	INVENTORY, NET

Inventories, net, consist of the following:

	March 31, 2026	December 31, 2025
Raw materials and components	$1,622,802	$1,636,052
Finished goods	4,442,879	4,549,646
Total	6,065,681	6,185,698
less: Impairment	-	-
Inventories, net	$6,065,681	$6,185,698

6.	EQUIPMENT, NET

Equipment, net consists of the following:

	March 31, 2026	December 31, 2025

Manufacturing equipment	8,819,699	8,699,909
Office equipment	333,943	402,313
Motor v ehicles	74,094	-
Less: Accumulated depreciation	5,823,085	5,594,821
Total	$3,404,651	$3,507,401

Depreciation expenses charged to the consolidated statements of operations for the three months ended March 31, 2026 and 2025 were $152,203 and $239,511, respectively.

7.	INTANGIBLE ASSETS, NET

	March 31, 2026	December 31, 2025

Land use right	$1,148,602	$1,133,437
Software	11,024,501	24,167
less: Accumulated amortization	1,087,774	162,676
	$11,085,329	$994,928

The Company has pledged its land use rights at No. 199, Newtag, Wujin District, Changzhou, Jiangsu Province, China, 213000 to Industrial and Commercial Bank of China Limited as a collateral for securing its loans.

8.	LOAN PAYABLE

Short-term and long-term loans as of March 31, 2026 and December 31, 2025 represent mainly bank borrowings obtained from financial institutions in the PRC.

The short-term and long-term bank borrowings were secured by land use right. The weighted average interest rate for the bank borrowings for the three months ended March 31, 2026 and 2025 was approximately 4.04% and 5.72%, respectively.

Current
Bank	Loan period	Interest rate	Balance at March 31, 2026	Balance at December 31, 2025

Jiangnan Rural Commercial Bank	July 28, 2025-March 28, 2027	4.55%	1,304,726	1,286,983
Auto Loan, current	From June 16, 2025 to June 30, 2030	1.99%	13,751	15,762
Total			$1,318,477	$1,302,745

Non-current

Bank	Loan period	Interest rate	Balance at March 31, 2026	Balance at December 31, 2025

Industrial and Commercial Bank of China	June 13, 2025-June 13, 2028	3.45%	$1,377,211	$1,358,481
Industrial and Commercial Bank of China	June 13, 2025-June 13, 2028	3.45%	1,449,695	1,429,981
EIDL Loan	From June 26, 2020 to June 25, 2050	3.75%	133,971	133,971
Auto Loan, non-current	From June 16, 2025 to June 30, 2030	1.99%	43,076	46,276
Total			$3,003,953	$2,968,709

9.	BALANCES WITH RELATED PARTY

1)	Related party transactions

For the three months ended March 31, 2026 and 2025, the Company’s related party provided working capital to support the Company’s operations when needed. The borrowings were unsecured, due on demand, and interest free. The following table summarizes borrowing transactions with the Company’s related party:

2)	Related party balances

Accounts	Name of Related Party	Note	March 31, 2026	December 31, 2025
Amount due (from) to related party	Lin Li, Chief Executive Officer and Chairman of the Board		$1,643,288	$985,018

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations.

10.	EQUITY

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

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25%. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carry back of losses is not permitted. If not utilized, the PRC net operating loss will expire in 2026.

Uncertain tax positions

The Company did not have any uncertain tax positions during the three months ended March 31, 2026 and 2025.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the consolidated financial statements as of March 31, 2026. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of March 31, 2026 and December 31, 2025, respectively.

The statute of limitations for the Internal Revenue Services to assess the income tax returns on a taxpayer expires three years from the due date of the profits tax return or the date on which it was filed, whichever is later.

In accordance with the Hong Kong profits tax regulations, a tax assessment by the IRD may be initiated within six years after the relevant year of assessment, but extendable to 10 years in the case of potential underpayment or evasion.

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

During
the three months ended March 31, 2026 and 2025, the Company contributed a total of $13,375 and $15,005, respectively, to these funds.

13.	OPERATING LEASE

The Company has an operating lease for its office facilities. The lease is located at 9820 Dino Drive, Suite 110, Elk Grove, California, 95624, which consist of approximately 3,653 square feet. The initial lease term commenced on August 1, 2020 and ended on August 31, 2023. The lease was renewed for additional 36 months to end on August 31, 2026.

The Company has an operating lease for its
office,
warehouse
and factory
facilities. The
facilities are
located at 2251 Catawba River Road, Fort Lawn, SC, which consist of approximately 106,610 square feet. The lease term commenced on August 20, 2024 and will end on August 31, 2029.

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

The following table provides a summary of leases by balance sheet location as of March 31, 2026 and December 31, 2025:

Assets/liabilities	March 31, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	$1,372,742	$1,466,512

Liabilities
Operating lease liability - current	$373,584	$374,585
Operating lease liability - non-current	999,158	1,091,927
Total lease liabilities	$1,372,742	$1,466,512

The operating lease expenses for the three months ended March 31, 2026 and 2025 were as follows:

Lease Cost	Classification	March 31, 2026	March 31, 2025
Operating lease expense	General and administrative expenses	$111,712	$86,294

Maturities of operating lease liabilities as of March 31, 2026 were as follows:

Maturity of Lease Liabilities	Operating Leases
Within one year	$327,566
Within a period of more than one year but not more than two years	428,376
Within a period of more than two year but not more than three years	441,227
Within a period of more than three year but not more than four years	299,976
Within a period of more than four years but not more than five years	-
More than five years	-
Total lease commitment	$1,497,145
Less: interest	(124,403)
Present value of lease payments	$1,372,742

Lease liabilities include lease and non-lease component such as management fee.

Lease Term and Discount Rate	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	3.39	3.62

Weighted-average discount rate (%)
Operating leases	5%	5%

14.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

During the three months ended March 31, 2026, one customer accounted for approximately 76.6% of the Company’s revenues. During the three months ended March 31, 2025, two customers accounted for nearly 74% of the Company’s revenues. No other customer accounted for more than 10% of the Company’s revenues in the three months ended March 31, 2026 and 2025.

As of March 31, 2026, one customer accounted for approximately 77.1% of the Company’s accounts receivable. As of December 31, 2025, one customer accounted for 78% of the Company’s accounts receivable. No other customer accounted for more than 10% of the Company’s accounts receivable as of March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026, one supplier accounted for approximately 10.0% of the Company’s cost of revenues. During the three months ended March 31, 2025, no supplier accounts for over 10% of the Company’s cost of revenues. No other supplier accounted for over 10% of the Company’s cost of revenues in the three months ended March 31, 2026.

As of March 31, 2026, one supplier accounted for approximately 11.2% of the Company’s accounts payable.
As of March 31, 2025, no supplier accounted for over 10% of the Company’s accounts payable. No other supplier accounted for over 10% of the Company’s accounts payable in the three months ended March 31, 2026.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of March 31, 2026 and December 31, 2025, substantially all of the Company’s cash were held by major financial institutions located in the PRC, Hong Kong, and the United States, which management believes are of high credit quality. Deposits in the United States up to $250,000 are insured by the Federal Depository Insurance Corporation.

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

Effective on October 7, 2025, the Company implemented a
1-for-8
 reverse stock split of the issued and outstanding shares. Under the reverse split, every eight issued and outstanding shares were converted into one share of the same kind, with a par value of $0.001 each. Except as otherwise indicated, all information in the consolidated financial statements concerning share and per share data gives retroactive effect to the
1-for-8
 reverse stock split. The total number of outstanding common shares immediately before the reverse split was 179,797,995 and immediately after the reverse split was 22,474,784. The total number of outstanding preferred shares immediately before the reverse split was 5,000,000 and immediately after the reverse split was 625,000.

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

The Company has analyzed its operations subsequent to March 31, 2026 and up through May 15, 2026 which is the date these consolidation financial statements were issued, except as disclosed herein, there is no material subsequent events to disclose in these consolidated financial statements.

19.	UNRESTRICTED NET ASSETS

The following presents condensed financial information of Northann Corp:

Condensed Financial Information on Financial Position

	March 31,	December 31,
	2026	2025
	(Unaudited)
Cash	$50	$200
Amounts due from subsidiaries	11,597,614	10,907,203
Total current assets	11,597,664	10,907,403
All other non-current assets	1,358,311	1,443,566
Interests in a subsidiary	17,834,696	8,941,175
Total Assets	30,790,621	21,292,144

Liabilities and Stockholders’ Equit y
All other current liabilities	433,791	431,276
Amounts due to subsidiaries	11,906,908	11,850,686
Total current liabilities	12,340,699	12,281,962
Non-current liabilities	-	35,892
Total Liabilities	12,340,699	12,281,962

Stockholders’ Equity (Deficit)
Preferred stock – Series A, $0.001 par value, 625,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	625	625
Common stock, $0.001 par value, 400,000,000 shares authorized, 53,733,083 and 22,933,083 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	53,733	22,933
Subscription receivable	(11,879,902)	(12,706,602)
Additional Paid-in Capital	53,137,586	41,709,686
(Accumulated deficit) retained earnings	(24,263,124)	(21,367,799)
Accumulated other comprehensive loss	1,401,004	1,351,339
Total Stockholders’ Equity	18,449,922	9,010,182
Total Liabilities and Stockholders’ Equity	$30,790,621	$21,292,144
Retroactively reflects 1-for-8 reverse stock split effective October 7, 2025. (Note 16)

Condensed Financial Information on Results of Operations

	For the three months ended March 31,
	2026	2025
Revenue	$-	$-
Cost or revenues	-	-
Operating expenses	1,507,005	708,858
Income taxes	-	-
Loss – Parent only	(1,507,005)	(708,858)
Income (loss)– Subsidiaries with unrestricted net assets	(860,503)	(1,162,876)
Loss – Subsidiaries with restricted net assets	(527,817)	(686,994)
Net loss – Consolidated	$(2,895,325)	$(2,630,728)

Condensed Financial Information on Cash Flows

	For the three months ended March 31,
	2026	2025
Cash used in operating activities	$(1,507,005)	$(780,858)
Cash used in investing activities	-	-
Cash provided by financing activities	1,507,055	780,858
Net cash flows	50	-
Beginning cash balance	-	-
Ending cash balance	$50	$-

(i)	Basis of presentation

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

As of March 31, 2026 and December 31, 2025, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company typically enters into agreements with its customers where it’s set forth the product to be sold, the price, payment terms, and any antecedent terms such as shipping and delivery specifications; these terms and conditions are most typically specified in purchase order issued by its customers to the Company. The Company typically recognizes revenue at point in time, which is when physical possession and legal title are transferred to the customer, this may be a shipping port or a specified destination; at this point the Company reasonably expect to be paid for the product, or in the event where it was paid advance, the Company’s performance obligations have been satisfied and those funds are considered earned by the Company. If the Company sells products on account to customers, they are typically paid within 90 days. Any funds received in advance for the products yet to be transferred to its customer are contract liabilities that are recorded as unearned revenue on the Company’s consolidated balance sheets. $674,690 and nil were recognized as unearned revenue during the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company had no investments in financial instruments.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the three months ended March 31, 2026. The Company had no uncertain tax position for the three months ended March 31, 2026 and 2025.

Recent Accounting Pronouncements

See the discussion of the recent accounting pronouncements contained in Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies”.

Results of Operations

Comparison of Three Months Ended March 31, 2026, and 2025

The following table sets forth key components of our results of operations during the three months ended March 31, 2026 and 2025, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
Revenues	4,961,778	100.0%	3,437,727	100.0%
Cost of revenues	5,456,431	110.0%	3,047,069	88.6%
Gross profit	(494,653)	(10.0)%	390,658	11.4%
Operating expenses
Selling expenses	388,664	7.8%	1,021,999	29.7%
General and administrative expenses	1,734,321	35.0%	1,481,255	43.1%
Research and development expenses	233,754	4.7%	462,062	13.4%
Loss from operations	(2,851,392)	(57.5)%	(2,574,658)	(74.9)%
Other Income (expenses)
Interest expense	(43,935)	(0.9)%	(56,056)	(1.6)%
Impairment loss on goodwill	-	-	-	-
Interest income	2	0.0%	-	-
Other expenses	-	-	(15)	(0.0)%
Loss before taxes	(2,895,325)	(58.4)%	(2,630,729)	(76.5)%
Income tax expenses	-	-	-	-
Net loss	(2,895,325)	(58.4)%	(2,630,729)	(76.5)%
Other comprehensive income
Foreign currency translation adjustment	49,665	1.0%	(204,395)	(5.9)%
Total comprehensive loss	(2,845,660)	(57.4)%	(2,835,124)	(82.5)%

Revenues.
Revenues were $4,961,778 for the three months ended March 31, 2026, an increase of $1,524,051, or 44.3%, from $3,437,727 for the comparable period of 2025. The increase was primarily driven by the onboarding of the Company's SuperOak brand of 3D-printed hybrid wood flooring products by several major U.S. national retail chains during the quarter, alongside continued sales of the Company's Benchwick branded products. In February 2026, the Company received a $2.0 million purchase order from a leading Midwest U.S. home-improvement retail chain for the SuperOak product line, which the Company began to fulfill during the quarter; the Company also commenced initial shipments of SuperOak products to additional major U.S. retail accounts. The quarter represented the strongest year-over-year revenue growth since the Company's IPO and, in management's view, demonstrates the growing acceptance of the Company's branded products by the major U.S. retail-chain channel
.

	For the Three Months Ended
	March 31,
	2026	2025
Sales of products	$4,961,778	$3,437,727
Total	$4,961,778	$3,437,727

Cost of Revenue.
Cost
of revenues was $5,456,431 for the three months ended March 31, 2026, compared to $3,047,069 for the comparable
period
of
2025.
The increase
was primarily due to
(i) higher
sales volume
 associated with the initial roll-out of SuperOak products to several major U.S. national retail chains; (ii) one-time vendor-setup, listing, compliance and inbound-freight costs to retailer distribution centers; and (iii) higher U.S.
tariffs
on
goods imported from China
— tariffs paid were $358,901 for Q1 2026, compared to $104,928 for Q1 2025. Direct materials represented over 90% of cost of revenues
.

Gross
Profit
and
Gross Margin.
Gross
profit was
$(
494,653
)
for the three months ended March 31, 2026, compared
to
$390,658 for the
comparable
period
of
2025. Gross margin
was (
10.0
%), compared
to
11.4%. The decrease in gross margin reflects three principally transitional factors associated with the launch phase of
the Company's SuperOak brand into several major U.S. national retail chains: (i) vendor-setup, listing
and
inbound-freight costs
to
retailer distribution centers absorbed in cost of revenues ahead of full-volume run-rate; (ii) initial introductory pricing extended to these retail partners to support placement
and
sell-through during the launch phase; and (iii) higher U.S. tariffs on China-origin inputs. Management expects gross margin to recover as these new retail relationships transition to steady-state run-rate over the balance of 2026.

Selling Expenses.
Selling expenses
decreased by $633,335
, or 62.0%,
to $388,664 for
the
three months ended March 31, 2026, from $1,021,999 for the
comparable period of
2025
. The
decrease
was primarily due to a
$506,250
decrease
in share-based compensation, a
$117,198
decrease
in advertising
fees, and
a
$21,663
decrease
in freight,
partially offset by
a $15,897
increase
in salaries and social insurance.

	Three Months Ended March 31,
	2026		2025		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salaries and social insurance	$145,216	37.4%	$129,319	12.7%	$15,897	12.3%
Share-based compensation	-	-%	506,250	49.5%	(506,250)	(100.0)%
Freight	21,341	5.5%	43,004	4.2%	(21,663)	(50.4)%
Rent	146,800	37.7%	150,981	14.8%	(4,181)	(2.8)%
Advertising fee	37,508	9.7%	154,706	15.1%	(117,198)	(75.8)%
Travel fee	37,272	9.6%	37,739	3.7%	(467)	(1.2)%
Others	527	0.1%	-	-%	527	-%
Total selling expenses	$388,664	100.0%	$1,021,999	100.0%	$(633,335)	(62.0)%

General and Administrative Expenses.
General
and administrative expenses increased by $253,066 to $1,734,321 for the three months ended March 31, 2026, from $1,481,255 for the comparable
period
of
2025. The increase was
primarily due to a $914,442
increase
in depreciation and amortization resulting from the newly acquired software intangibles (see Note 7) and a $458,700
increase
in share-based compensation,
partially offset by a
$755,977
decrease in
professional and
service fees
, a
$112,224
decrease in office
expenses, an $82,709
decrease in
salaries
and social insurance
, and
a
$42,549
decrease in rent
.

	Three Months Ended March 31,
	2026		2025		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and social insurance	$35,835	2.1%	$118,544	8.0%	$(82,709)	(69.8)%
Share-Based Compensation-G&A	458,700	26.4%	-	-%	458,700	-%
Service fees	170,429	9.8%	926,406	62.6%	(755,977)	(81.6)%
Royalty fee	8,326	0.5%	5,653	0.4%	2,673	47.3%
Entertainment expenses	20,481	1.2%	15,424	1.0%	5,057	32.8%
Taxation	-	-%	477	-%	(477)	(100.0)%
Depreciation and amortization	939,026	54.2%	24,584	1.7%	914,442	3,719.7%
Rent	9,947	0.6%	52,496	3.5%	(42,549)	(81.1)%
Travel fee	315	-%	6,968	0.5%	(6,653)	(95.5)%
Office expenses	28,369	1.6%	140,593	9.5%	(112,224)	(79.8)%
Other	62,893	3.6%	190,110	-	(127,217)	(66.9)%
Total general and administrative expenses	$1,734,321	100.0%	$1,481,255	100.0%	$253,066	17.1%

Research and
Development Expenses.
Research
and development expenses were $233,754 for the three months ended March 31, 2026, compared to $462,062 for the comparable
period
of
2025
, primarily reflecting completion of
the
Company's
2025 patent-
prosecution
cycle
. The Company maintains its 43-patent portfolio supporting its 3D-printing flooring technology
.

Net
Loss.
Net
loss was $2,895,325 for the three months ended March 31, 2026
, compared to
$2,630,729 for the
comparable
period
of
2025. The
change
was primarily due to the decrease in gross profit
described above and a $914,442 non-cash increase in depreciation and amortization from the newly acquired software intangibles, partially offset by
a $608,577, or 20.5%,
decrease in
total
operating expenses.

Liquidity and Capital Resources

As of March 31, 2026
, the Company
had cash
and cash equivalents
of $239,641 and
working capital of $4,216,792, compared to cash of
$1,030,612
at December 31, 2025. The Company has
financed
its
operations through
a combination of operating cash flow
, borrowings from stockholders
and
related and unrelated parties, and proceeds from
its
IPO.
In addition, on January 21, 2025, the Company's subsidiary 3D Printing Dev, LLC entered into an EB-5 loan facility with 3DFLOR Opportunity, LP (an entity affiliated with the Company's Chairman and Chief Executive Officer, Mr. Lin Li), providing for up to $24,000,000 of committed capacity at a stated interest rate of 1.00% per annum; $1,650,500 had been drawn as of March 31, 2026, leaving $22,349,500 of undrawn capacity. During the three months ended March 31, 2026, the Company also received $826,700 of partial payments on the subscription receivable.

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

The following table set forth a summary of its cash flows for the periods indicated:

	For the Three months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(1,401,161)	$(1,010,467)
Net cash used in investing activities	$(210,579)	$(149,042)
Net cash provided by financing activities	$818,294	$3,148,197

Operating Activities

Net cash used in operating activities was $1,401,161 for the three months ended March 31, 2026.
The net cash used in operating activities for the three months ended March 31, 2026 was mainly due to our net loss of $2,895,325 adjusted for (i) a net increase of non-cash items of $1,533,737 which consisted primarily of share-based compensation, and depreciation and amortization, and (ii) a net decrease of $39,573 in changes in operating assets and liabilities. The net decrease in changes in operating assets and liabilities was attributable primarily to a decrease of $674,981 in unearned revenue, a decrease of $658,282 in due to related party, an increase of $355,528 in accounts receivable, and an increase of $127,112 in prepayments, partially offset by an increase of $1,598,187 in accounts payable, a decrease of $142,449 in inventory, and an increase of $34,094 in accruals and other payables.

The net cash used in operating activities for the three months ended March 31, 2025 was mainly due to our net loss of $2,630,728 adjusted for (i) a net increase of non-cash items of $1,064,442 which consisted primarily of share-based compensation and depreciation and amortization, and (ii) a net increase of $555,819 in operating assets and liabilities. The net increase in changes in operating assets and liabilities was attributable primarily to an increase of $1,081,442 in accounts payable and increase of $1,200,076 in accruals and other payables, and partially offset by an increase in accounts receivable of $641,101 and a decrease in tax payable of $635,568.

Investing Activities

Net cash used in investing activities was $210,579 for the three months ended March 31, 2026. The net cash used in investing activities for the three months ended March 31, 2025 mainly included the payments for construction in progress and purchasing equipment.

Net cash used in investing activities was $
149,042
for the three months ended March 31, 2025. The net cash used in investing activities for the three months ended March 31, 2025 was mainly attributable to payment for construction in progress.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $818,294. The net cash provided by financing activities was mainly from the receipts of $826,700 from stock subscription receivable, partly offset by net repayment for loan payable of $8,406.

Net cash provided by financing activities for the three months ended March 31, 2025 was $3,148,197. Net cash provided by financing activities was mainly from the net proceeds of $3,332,150 f
r
om issuance of common stocks, proceeds of $79,276 from bank borrowings, partially offset by repayments to related party of $263,229.

Contractual Obligations

The Company’s subsidiary NDC has two operating leases for its corporate office and warehouse. The lease contracts were within three years and the renewal was at landlord’s discretion.

Operating lease expenses were $111,712 and $86,294 for the three months ended March 31, 2026 and 2025, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Based on management's evaluation, the CEO and CFO have concluded that, as of March 31, 2026, disclosure controls and procedures were not effective due to material weaknesses previously disclosed in Item 9A of the FY2025 10-K. Management is evaluating remediation steps.

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

The Company has disclosed unregistered sale of equity securities by current reports on form 8-K.

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

Northann Corp.

Date: May 19 , 2026	By:	/s/ Lin Li
	Name:	Lin Li
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 19 , 2026	By:	/s/ Sunny S. Prasad
	Name:	Sunny S. Prasad
	Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

